Form 10QSB
period 1996-12-31
PACIFIC COAST APPAREL CO INC
filed 1997-02-14
CIK 1005185

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended DECEMBER 31, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 0-28760

                      Pacific Coast Apparel Company, Inc.
                      -----------------------------------
             (Exact name of registrant as specified in its charter)

           California                                      95-4536683
           ----------                                      ----------
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

         11828 Teale St.
         Culver City, CA                                      90230
         ---------------                                      -----
(Address of principal office)                              (Zip Code)

Registrant's telephone number,
including area code                                      (310) 636-8432
                                                         --------------
                                 Inapplicable
                                 ------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes [X]                 No [_]

Number of shares of common stock
outstanding as of December 31, 1996              2,980,000

Transitional Small Business Disclosure Format    Yes [_]   No [X]

FORWARD LOOKING INFORMATION

     In addition to historical information, this Annual Report contains forward-looking statements, such as those pertaining to the Company's future sales and revenues, return on investment, profitability, and cash requirements. Forward-looking statements involve numerous risks and uncertainties. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: economic conditions, competitive products and pricing, new product development, the Company's lack of operating history and the prolonged absence of ACA JOE products from the market place, the need for additional capital, changes in fashion trends, dependence on key customers and personnel, and consumer response to the Company's products and advertising. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update forward-looking statements. See also the Company's annual report on Form 10-KSB and other reports to be filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                PACIFIC COAST APPAREL COMPANY, INC. dba ACA JOE
                            CONDENSED BALANCE SHEET




                                                 December 31,   September 30,
                                                     1996           1996
                                                 ------------   -------------
                 ASSETS
CURRENT ASSETS
  Cash                                             $   20,498      $  109,977
  Short-term investments                            3,022,004       3,699,551
  Due from factor                                      26,194               -
  Inventories                                         539,083         257,083
  Prepaid expenses and other current assets           109,877          30,000
                                                   ----------      ----------

        Total Current Assets                        3,717,656       4,096,611

PROPERTY AND EQUIPMENT, at cost, net of
  accumulated depreciation                            109,421           8,514

OTHER ASSETS                                           13,782          13,782
                                                   ----------      ----------

                                                   $3,840,859      $4,118,907
                                                   ==========      ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Due to factor                                     $        -    $     5,000
  Accounts payable                                     239,443         44,240
  Other current liabilities                            112,310        114,909
  Loans payable, officer/stockholder                     6,899          6,899
                                                   -----------    -----------

        Total Current Liabilities                      358,652        171,048

LONG-TERM DEBT                                           2,049          2,049

STOCKHOLDERS' EQUITY
  Preferred stock
     Authorized, 600,000 shares
     No shares outstanding                                   -              -
  Common stock, no par value
     Authorized, 10,000,000 shares
     Issued and outstanding 2,980,000
        and 3,070,000 shares                         5,806,868      5,920,118
  Additional paid-in capital                           162,500        162,500
  Deficit                                           (2,489,210)    (2,136,808)
                                                   -----------    -----------

        Total Stockholders' Equity                   3,480,158      3,945,810
                                                   -----------    -----------

                                                   $ 3,840,859    $ 4,118,907
                                                   ===========    ===========

                     See notes to condensed financial statements

                PACIFIC COAST APPAREL COMPANY, INC. dba ACA JOE
                       CONDENSED STATEMENT OF OPERATIONS

                                                    Three Months Ended
                                                        December 31,
                                                 -----------------------
                                                    1996         1995
                                                 ---------    ----------
  NET SALES                                      $  66,022    $        -

  COST OF GOODS SOLD                                27,000             -
                                                 ---------    ----------

  GROSS PROFIT                                      39,022             -

  OPERATING EXPENSES
     Design and production                          33,559        23,379
     Selling                                        46,293             -
     Shipping                                        2,601             -
     General and administrative                    296,972       123,832
     Interest expense (income)                      11,199        (1,882)
                                                 ---------    ----------
                                                   390,624       145,329
                                                 ---------    ----------
  LOSS BEFORE INCOME TAXES                        (351,602)     (145,329)

  PROVISION FOR INCOME TAXES                          (800)         (800)
                                                 ---------    ----------

  NET LOSS                                       $(352,402)   $ (146,129)
                                                 =========    ==========

  NET LOSS PER SHARE                                  (.12)         (.10)

  WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                          3,044,000     1,400,000

                See notes to condensed financial statements

                PACIFIC COAST APPAREL COMPANY, INC. dba ACA JOE
                  CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

                         YEAR ENDED SEPTEMBER 30, 1996
                  AND THE THREE MONTHS ENDED DECEMBER 31, 1996




                                                                       Convertible                                       Total
                                         Common Stock                Preferred Stock        Additional                Stockholders'

                                ----------------------------   ---------------------------    Paid-in                    Equity
                                   Shares          Amount          Shares         Amount      Capital      Deficit     (Deficiency)
                                -------------   ------------   --------------   ----------   ---------   ------------   ------------

Balance, October 1, 1995           1,400,000     $   20,610          170,000    $ 425,000     $      -   $  (258,235)   $   187,375

Issuance of stock for
 services                             23,000         57,500                -            -            -             -         57,500

Sale of stock                          2,000             20           60,000      150,000            -             -        150,020

Value of warrants issued in
 connection
with a loan                                -              -                -            -      162,500             -        162,500

Exercise of warrants                  65,000            650                -            -            -             -            650

Conversion of preferred
 stock to
common stock                         230,000        575,000         (230,000)    (575,000)           -             -              -

Issuance of stock in public
 offering                          1,350,000      5,266,338                -            -                          -      5,266,338

Dividends on preferred stock               -              -                -            -            -       (51,645)       (51,645)


Net loss for the year ended
September 30, 1996                         -              -                -            -            -    (1,826,928)    (1,826,928)

                                   ---------     ----------    -------------    ---------    ---------   -----------    -----------

Balance, September 30, 1996        3,070,000      5,920,118                -            -      162,500    (2,136,808)     3,945,810

Purchase of common stock             (90,000)      (113,250)               -            -            -             -       (113,250)


Net loss for the three
 months ended
 December 31, 1996                                                         -            -            -      (352,402)      (352,402)

                                   ---------     ----------    -------------    ---------    ---------   -----------    -----------

Balance, December 31, 1996         2,980,000     $5,806,868                -    $       -     $162,500   $(2,489,210)   $ 3,480,158
                                   =========     ==========    =============    =========    =========   ===========    ===========

                  See notes to condensed financial statements

                PACIFIC COAST APPAREL COMPANY, INC. dba ACA JOE
                       CONDENSED STATEMENT OF CASH FLOWS

                          INCREASE (DECREASE) IN CASH


                                                   Three Months Ended
                                                      December 31,
                                                 ----------------------
                                                    1996         1995
                                                 ---------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                        $(352,402)    $(146,129)
                                                 ---------     ---------
 Adjustments to reconcile net loss to
   cash used by operating activities:
   Depreciation                                      6,000         2,000
   Amortization of deferred income                       -       (10,000)
   Changes in assets and liabilities
     Increase in due from factor                   (31,194)            -
     Increase in inventories                      (282,000)      (33,033)
     Increase in prepaid expenses
       and other current assets                    (79,877)            -
     Increase (decrease) in accounts
        payable                                    195,203       (40,072)
     Decrease in other current
       liabilities                                  (2,599)            -
                                                 ---------     ---------

     Total Adjustments                            (194,467)      (81,105)
                                                 ---------     ---------

     Net Cash Used by Operating
       Activities                                 (546,869)     (227,234)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment               (106,907)            -
 Decrease in short-term investments                677,547             -
                                                 ---------     ---------

    Net Cash Provided by Investing
      Activities                                   570,640             -

CASH FLOWS FROM FINANCING ACTIVITIES
 Decrease in loans receivable,
  officer/stockholder                                    -        14,027
 Reacquisition of common stock                    (113,250)            -
 Proceeds from issuance of preferred stock               -       100,000
                                                 ---------     ---------

    Net Cash (Used) Provided
      by Financing Activities                     (113,250)      114,027
                                                 ---------     ---------

NET DECREASE IN CASH                               (89,479)     (113,207)

CASH, beginning                                    109,977       233,407
                                                 ---------     ---------

CASH, ending                                     $  20,498     $ 120,200
                                                 =========     =========

              See notes to condensed financial statements

                PACIFIC COAST APPAREL COMPANY, INC. dba ACA JOE
          CONDENSED STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

                                                         Three Months Ended
                                                             December 31,
                                                         -------------------
                                                           1996        1995
                                                         -------     -------
  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for:
       Interest                                          $11,199     $     -
       Income taxes                                          800           -

              See notes to condensed financial statements

                PACIFIC COAST APPAREL COMPANY, INC. dba ACA JOE
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996



   1 - ACCOUNTING POLICIES

       Although the interim condensed financial statements of the Company are unaudited, it is the opinion of the Company's management that all normal recurring adjustments necessary for a fair statement of the results have been reflected therein. Operating revenues and net earnings for any interim period are not necessarily indicative of results that may be expected for the entire year.

       These statements should be read in conjunction with the financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1996.


   2 - REACQUISITION OF COMPANY STOCK

       During the three months ended December 31, 1996, the Company reacquired 90,000 shares of its common stock for $113,250.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


INTRODUCTION

     The Company was formed in April 1995 for the purpose of designing, sourcing and marketing the ACA JOE brand of men's casual sportswear. The Company sources and designs the ACA JOE products through the use of sub-contractors and independent agents, which allows the Company to avoid the fixed overhead cost of maintaining its own production facilities. The business strategy of the Company is primarily focused on reintroducing the ACA JOE products in the United States through national and regional advertising, marketing and customer service programs designed to promote the ACA JOE name and products. Specifically, the Company is focusing its efforts on: (1) expanding its distribution in the department store and retail men's specialty store categories; (2) developing targeted licensees in the accessories categories; (3) further developing its Quick Response Program for the basic apparel collection for better customers; and (4) developing alternative marketing techniques. The Company is using the net proceeds of its August 1996 initial public offering (approximately $5,267,000) to implement its business strategy.

     During the development stage of the Company, the Company's primary activities have included product development and design, organizing the sales force, marketing, arranging for production sources, and the opening of a retail outlet store. The costs of products sold includes design, selling, shipping, and general and administrative expenses. To date, the Company has not capitalized development costs associated with the development of the ACA JOE products and has instead expensed all payroll and related costs for such development. Design expenses consist of payments to sub-contractors for design and development of new product lines. Selling expenses consist primarily of salaries, commissions and administrative costs associated with the Company's payroll and marketing personnel. General and administrative expenses include the costs of consultants and other administrative functions of the Company. In December 1996, the Company purchased a total of 90,000 shares of its common stock in the open market at an average price of $1.258 per share (a total of $113,250), in block transactions as defined in SEC Rule 10b-18.

RESULTS OF OPERATIONS

Quarter Ended December 31, 1996

     The Company's total expenses for the quarter ended December 31, 1996 were $390,624. The increase over the prior year primarily reflects an increase in selling, design and general and administrative expenses incident to the commencement of operations, specifically the selling and shipping of its ACA JOE products and preparation for the company's first major production introduction. During the quarter ended December 31, 1996, net sales of $66,000 were recognized, and cost of goods sold was $27,000. While operating expenses were disproportionally large in relation to sales, management believes that if sales increase, design and general and administrative expenses will decline substantially as a percentage of sales. There can be no assurance, however, that the Company will operate profitably in the future.

Quarter Ended December 31, 1995

     The Company began conducting business in August of 1995. While the Company received purchase orders during fiscal 1995, the Company's first shipment of product took place in fiscal year 1996. Consequently, the Company received no revenues during the fourth quarter of 1995. Design expenses were incurred primarily to design the Company's initial line of ACA JOE products. The general and administrative expenses relate primarily to accounting, legal and consulting fees associated with the start-up expenditures of the Company.

LIQUIDITY AND CAPITAL RESOURCES

     In September 1996, the Company realized net proceeds of approximately $5,267,000 from an initial public offering of common stock and warrants to purchase common stock. A portion of these proceeds was used to repay all of the indebtedness then outstanding.

     The Company experienced losses from operations of $258,235 for the period from April 28, 1995 (inception) to September 30, 1995 and $1,826,928 for the year ended September 30, 1996. The cumulative loss through December 31, 1996 is $2,437,565, excluding the preferred stock dividend of $51,645. Sales of the Company's initial, Spring 1997 product line did not meet expectations. To remedy this, the Company retained a new designer to create its Fall 1997 line, and retained an advertising firm to develop and implement a marketing program at an estimated cost of up to $1,000,000. If sales of the Fall 1997 line, which will be introduced beginning in February 1997, do not meet expectations, the Company would likely require additional capital. In the event of unanticipated developments or to satisfy future funding requirements, the Company may seek to fund its operations through public or private offerings of securities, with collaborative or other arrangements with corporate partners or from other sources. Additional financing may not be available when needed or on terms acceptable to the Company. If adequate financing is not available, the Company may be required to delay, scale back or eliminate certain of its development programs, to relinquish rights to certain of its products, or to license to third parties the right to commercialize products the Company would otherwise seek to develop itself.

     In November 1996, following a decline in the market price of the Company's common stock, the Board authorized the Company's purchase of up to 150,000 shares of its common stock. To date, 90,000 shares have been purchased. Management believes these purchases at current price levels are in the interests of the Company and its shareholders, and will not affect the Company's ability to fund its business plan for the remainder of the current fiscal year.

PART II   OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               27.  Financial Data Schedule

          (b)  Reports on Form 8-K.

                None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Pacific Coast Apparel Company, Inc.

                             By /s/ Terrence L. McGovern
                               --------------------------------
                                    Terrence L. McGovern
                                Chief Executive Officer and
                                  Chief Financial Officer
February 13, 1997