Form 10QSB
period 1997-03-31
PACIFIC COAST APPAREL CO INC
filed 1997-05-14
CIK 1005185

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549



                                     FORM 10-QSB
(Mark One)

/ X /   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                                 EXCHANGE ACT OF 1934
                    For the quarterly period ended MARCH 31, 1997

                                          OR

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934.

Commission file number 0-28760

                         PACIFIC COAST APPAREL COMPANY, INC.
                (Exact name of registrant as specified in its charter)

              CALIFORNIA                                95-4536683


(State or other Jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)



              11828 Teale St.
             CULVER CITY, CA                               90230
       (Address of principal office)                     (Zip Code)

Registrant's telephone number,
including area code                                    (310) 636-8432


                                     INAPPLICABLE
                (Former name, former address and former fiscal year,
                             if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes / X  /                                   No /    /
    Number of shares of common stock
    outstanding as of March 31, 1997                  2,954,000

Transactional Small Business Disclosure Format   Yes /     /        No /  X  /

FORWARD-LOOKING INFORMATION

    In addition to historical information, this Report contains forward-looking statements, such as those pertaining to the Company's future sales and revenues, return on investment, profitability, and cash requirements. Forward-looking statements involve numerous risks and uncertainties. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: economic conditions, competitive products and pricing, new product development, the Company's lack of operating history and the prolonged absence of ACA JOE products from the market place, the need for additional capital, changes in fashion trends, dependence on key customers and personnel, and consumer response to the Company's products and advertising. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update forward-looking statements. See also the Company's annual report on Form 10-KSB and other reports filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  PACIFIC COAST APPAREL COMPANY, INC. dba ACA JOE
                              CONDENSED BALANCE SHEET

                                                     MARCH 31, 1997    SEPTEMBER 30, 1996
                                                   ------------------  ------------------
         ASSETS

CURRENT ASSETS
    Cash                                               $    52,027         $   109,977
    Short-term investments                               1,961,897           3,699,551
    Due from factors                                       129,547                   -
    Inventories                                            846,593             257,083
    Prepaid expenses and other current assets              108,509              30,000
                                                       -----------         -----------

Total Current Assets                                     3,098,573           4,096,611

PROPERTY AND EQUIPMENT, at cost, net of
accumulated depreciation                                   166,162               8,514

OTHER ASSETS                                                77,248              13,782
                                                       -----------         -----------
                                                       $ 3,341,983         $ 4,118,907
                                                       -----------         -----------
                                                       -----------         -----------
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Due to factors                                     $         -         $     5,000
    Accounts Payable                                       276,289              44,240
    Other current liabilities                              177,726             114,909
    Loan payable, officer/stockholder                        6,899               6,899
                                                       -----------         -----------
Total Current Liabilities                                  460,914             171,048

LONG-TERM DEBT                                               2,049               2,049

STOCKHOLDER'S EQUITY
Preferred stock
Authorized, 600,000 shares
    No shares outstanding                                        -                   -
Common stock, no par value
     Authorized, 10,000,000 shares
     issued and outstanding 2,954,000
     and 3,070,000 shares                                5,775,152           5,920,118
  Additional paid-in capital                               162,500             162,500
Deficit                                                 (3,058,632)         (2,136,808)
                                                       -----------         -----------
Total Stockholders' Equity                               2,879,020           3,945,810
                                                       -----------         -----------
                                                       $ 3,341,983         $ 4,118,907
                                                       -----------         -----------
                                                       -----------         -----------


               PACIFIC COAST APPAREL COMPANY, INC. dba ACA JOE
                            STATEMENT OF OPERATIONS



                                                 SIX MONTHS ENDED
                                                     MARCH 31
                                              1997             1996
                                              ----             ----
NET SALES                                 $  407,606       $  55,876

COST OF GOODS SOLD                           284,404          33,546
                                          ----------       ---------
GROSS PROFIT                                 123,202          22,330

OPERATING EXPENSES
     Design and Production                    87,799         116,541
     Selling                                 159,212          70,431
     Advertising                             104,027               -
     Shipping                                  8,509           5,374
     General and administrative              710,033         304,508
     Interest expense  ( income )            (25,354)         (2,630)
                                          ----------       ---------
                                           1,044,226         494,224
                                          ----------       ---------

LOSS BEFORE INCOME TAXES                    (921,024)       (471,894)

PROVISION FOR INCOME TAXES                      (800)         (1,100)
                                          ----------       ---------

NET LOSS                                 $  (921,824)    $  (472,994)
                                          ----------       ---------
                                          ----------       ---------

 NET LOSS PER SHARE                            (0.31)          (0.34)


WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                    3,012,000       1,400,000

               PACIFIC COAST APPAREL COMPANY, INC. dba ACA JOE
                            STATEMENT OF OPERATIONS


                                                THREE MONTHS ENDED
                                                     MARCH 31
                                               1997            1996
                                               ----            ----
NET SALES                                  $  351,971       $  55,876

COST OF GOODS SOLD                            263,656          33,546
                                           ----------       ---------

GROSS PROFIT                                   88,315          22,330

OPERATING EXPENSES
     Design and Production                     67,295          93,162
     Selling                                  126,737          70,431
     Advertising                               97,562               -
     Shipping                                   6,318           5,374
     General and administrative               374,330         180,676
     Interest expense  ( income )             (14,967)           (748)
                                           ----------       ---------
                                              657,275         348,895
                                           ----------       ---------
                                           ----------       ---------

LOSS BEFORE INCOME TAXES                     (568,960)       (326,565)

PROVISION FOR INCOME TAXES                       (800)           (300)
                                           ----------       ---------

NET LOSS                                   $ (569,760)     $ (326,865)
                                           ----------       ---------
                                           ----------       ---------

 NET LOSS PER SHARE                             (0.19)          (0.23)

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                     2,954,000       1,400,000

                PACIFIC COAST APPAREL COMPANY, INC. dba ACA JOE
                             STATEMENT OF CASH FLOW

                           INCREASE (DECREASE) IN CASH

                                                     SIX MONTHS ENDED
                                                              (UNAUDITED)
                                             MARCH 31, 1997     MARCH 31, 1996
                                             --------------     --------------
CASH FLOW FROM OPERATION ACTIVITIES

Net loss                                       $ (921,824)         $ (472,994)

Adjustment to reconcile net loss to
   Cash used by operating activities:
   Depreciation                                    13,038               1,187
   Amortization of deferred income                      -                   -
   Changes in assets and liabilities
    Increase in due from factors                 (129,547)             25,960
    Increase in inventories                      (589,510)           (129,462)
    Increase in prepaid expenses
      and other current assets                   (141,975)             (3,490)
    Increase in accounts payable                  227,048             115,754
    Increase in other current liabilities          62,817                   -
                                              -----------           ---------
Total Adjustments                                (558,129)              9,949
                                              -----------           ---------
Net cash used by operating Activities          (1,479,953)           (463,045)


CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of property and equipment             (170,685)                  -
  Proceeds from receipts of deferred income             -             (10,000)
  Decrease in short-term investments            1,737,654                   -
                                              -----------           ---------
Net Cash Provided by Investing Activities       1,566,969             (10,000)


CASH FLOW FROM FINANCING ACTIVITIES
  Increase in loan receivable,
    officer/stockholder                                 -              42,307
  Reacquisition of common stock                  (144,966)                  -
  Proceeds from issuance of long-term debt              -             101,153
  Proceeds from issuance of stock                       -             150,650
                                              -----------           ---------
       Net Cash (Used) Provided
         by Financing Activities                 (144,966)            294,110
                                              -----------           ---------
NET INCREASE IN CASH                              (57,950)           (178,935)
                                              -----------           ---------
CASH, BEGINNING                                   109,977             233,407

CASH, ENDING                                   $   52,027           $  54,472
                                              -----------           ---------
                                              -----------           ---------

                  PACIFIC COAST APPAREL COMPANY, INC. dba ACA JOE
            CONDENSED STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION



                                                      SIX MONTHS ENDED
                                                                (UNAUDITED)
                                             MARCH 31, 1997       MARCH 31, 1996
                                             --------------       --------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
          CASH PAID DURING THE PERIOD FOR:

                    Interest                       10,921              11,764
                    Income Taxes                      800               1,100

                   PACIFIC COAST APPAREL COMPANY, INC. dba ACA JOE
                     CONDENSED STATEMENT OF STOCKHOLDER'S EQUITY

                           YEAR ENDED SEPTEMBER 30, 1996
                        AND SIX MONTHS ENDED MARCH 31, 1997


                                                                    CONVERTIBLE                                          TOTAL
                                            COMMON STOCK          PREFERRED STOCK        ADDITIONAL                   STOCKHOLDERS'
                                       ----------------------   ----------------------   PAID - IN                       EQUITY
                                          SHARES     AMOUNT      SHARES      AMOUNT       CAPITAL       DEFICIT       (DEFICIENCY)
                                       ----------  ----------   ----------  ----------  -----------   -----------    --------------

Balance, October 1, 1995                1,400,000  $   20,610      170,000   $ 425,000    $       -   $  (258,235)     $   187,375

Issuance of stock for services             23,000      57,500            -           -            -             -           57,500

Sale of stock                               2,000          20       60,000     150,000            -             -          150,020

Value of warrants issued in connection
  with a loan                                   -           -            -           -     162,500              -          162,500

Exercise of warrants                       65,000         650            -           -            -             -              650

Conversion of preferred stock to
  common stock                            230,000     575,000     (230,000)   (575,000)           -             -                -

Issuance of stock in public offering    1,350,000   5,266,338            -           -            -             -        5,266,338

Dividends on preferred stock                    -           -            -           -            -       (51,645)         (51,645)

Net loss for the year ended
September 30, 1996                              -           -            -           -            -    (1,826,928)       (1,826,928)
                                       ----------  ----------   ----------  ----------  -----------   -----------     -------------

Balance, September 30, 1996             3,070,000   5,920,118            -           -      162,500    (2,136,808)        3,945,810

Reacquisition of common stock            (116,000)   (144,966)           -           -            -             -          (144,966)

Net loss for the six months ended
  March 31, 1997                                -           -            -           -            -      (921,824)         (921,824)
                                       ----------  ----------   ----------  ----------  -----------   -----------     -------------

Balance, March 31, 1997                 2,954,000   5,775,152            -           -      162,500    (3,058,632)        2,879,020
                                       ----------  ----------   ----------  ----------  -----------   -----------     -------------
                                       ----------  ----------   ----------  ----------  -----------   -----------     -------------


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION

     The Company was formed in April 1995 for the purpose of designing, sourcing and marketing the ACA JOE brand of men's casual sportswear, pursuant to an exclusive U.S. trademark license. The Company sources and designs the ACA JOE products through the use of sub-contractors and independent agents, which allows the Company to avoid the fixed overhead cost of maintaining its own production facilities. The business strategy of the Company is primarily focused on reintroducing the ACA JOE products in the United States through national and regional advertising, marketing and customer service programs designed to promote the ACA JOE name and products. Specifically, the Company is focusing its efforts on: (1) expanding its distribution in the department store and retail men's specialty store categories; (2) developing targeted licensees in the accessories categories; (3) further developing its Quick Response Program for the basic apparel collection for better customers; and
(4) developing alternative marketing techniques. The Company is using the net proceeds of its August 1996 initial public offering (approximately $5,267,000) to implement its business strategy.

     During the development stage of the Company, the Company's primary activities have included product development and design, organizing the sales force, marketing, arranging for production sources, and the opening of a retail outlet store. The cost of products sold includes design, selling, shipping, and general and administrative expenses. To date, the Company has not capitalized development costs associated with the development of the ACA JOE products and has instead expensed all payroll and related costs for such development. Design expenses consist of payments to sub-contractors for design and development of new product lines. Selling expenses consist primarily of salaries, commissions and administrative costs associated with the Company's payroll and marketing personnel. General and administrative expenses include the costs of consultants and other administrative functions of the Company.

RESULTS OF OPERATIONS


SIX MONTHS ENDED MARCH 31, 1997

     The Company's operating expenses for the six months ended March 31, 1997 were $1,044,226. The $550,002 increase over the prior year period reflects an increase in selling, design and general and administrative expenses incident to the commencement of operations, specifically the selling and shipping of its ACA JOE products and the company's first major production introduction. During the six months ended March 31, 1997, net sales were $407,606, and cost of goods sold was $284,404. While operating expenses were disproportionally large in relation to sales, management believes that if sales increase, design and general and administrative expenses will decline substantially as a percentage of sales. There can be no assurance, however, that the Company will operate profitably in the future.

     The advertising expense in the period reflects primarily a monthly retainer paid to an advertising firm from December 1996 to March 1997. This program has been discontinued for the present, in favor of co-operative advertising with retailers. The $405,525 increase in general and administrative expenses over the prior period resulted primarily from expenses related to increased production and quality control, and increased administrative expenses due to the change in status from a private to a publicly-held company.

SIX MONTHS ENDED MARCH 31, 1996

The Company began conducting business in August of 1995. The Company's first shipment of product took place in February 1996. Design expenses were incurred primarily to design the Company's initial line of ACA JOE products. The general and administrative expenses relate primarily to accounting, legal and consulting fees associated with the start-up expenditures of the Company.


LIQUIDITY AND CAPITAL RESOURCES

     In September 1996, the Company realized net proceeds of approximately $5,267,000 from an initial public offering of common stock and warrants to purchase common stock. A portion of these proceeds was used to repay all of the indebtedness then outstanding.

     The Company experienced losses from operations of $258,335 for the period from April 28, 1995 (inception) to September 30, 1995 and $1,826,928 for the year ended September 30, 1996. The cumulative loss through March 31, 1997 is $3,206,987, excluding a one-time preferred stock dividend of $51,645. Approximately $2,637,659 of working capital was available at March 31, 1997.

     Sales of the Company's initial, Spring 1997 product line did not meet expectations. To remedy this, the Company retained a new designer to create its Fall 1997 line, and retained an advertising firm to develop and implement a marketing program. The Fall 1997 line is experiencing a degree of retailer acceptance to date. At March 31, 1997, the Company had obtained orders from approximately 150 stores. Sell through of products (i.e., consumer acceptance) is not yet known, however. If sales of the Fall 1997 line do not meet expectations, the Company would likely require additional capital. The Company is also considering a strategic combination with a branded apparel company, in order to provide more critical mass and to provide economies of sale. However, there can be no assurance that any such strategic combination will be consummated.

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

     In November 1996, following a decline in the market price of the Company's common stock, the Board authorized the Company's purchase of up to 150,000 shares of its common stock. From December 1996 to March 1997, the Company purchased a total of 116,000 shares of its common stock in the open market at an average price of $1.25 per share (a total of $144,966). Management believes these purchases at current price levels were in the interests of the Company and its shareholders, and will not affect the Company's ability to fund its business plan for the remainder of the current fiscal year. This program has now been discontinued.

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


                                        Pacific Coast Apparel Company, Inc.

                                        By  /s/ TERRENCE L. McGOVERN
                                          ---------------------------------
                                             Terrence L. McGovern
                                             Chief Executive Officer and
                                               Chief Financial Officer

May 13, 1997