Form 10QSB
period 1997-06-30
PACIFIC COAST APPAREL CO INC
filed 1997-08-14
CIK 1005185

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-QSB

(Mark One)

/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934
        For the quarterly period ended JUNE 30, 1997

                           OR

/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 0-28760

                      PACIFIC COAST APPAREL COMPANY, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

                 CALIFORNIA                           95-4536683
                 ----------                           -----------
      (State or other Jurisdiction of      (IRS Employer Identification No.)
       incorporation or organization)

                11828 8 ST.
               CULVER CITY, CA                            90230
              ----------------                           -------
        (Address of principal office)                  (Zip Code)

Registrant's telephone number, including area code:  (310) 636-8432
                                                      -------------

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

                       Yes  /X/           No / /

Number of shares of common stock outstanding as of June 30, 1997:  2,954,000



Transactional Small Business Disclosure Format   Yes /X/     No / /

FORWARD-LOOKING INFORMATION


     In addition to historical information, this Report contains forward-looking statements, such as those pertaining to the Company's future sales and revenues, return on investment, profitability, and cash requirements. Forward-looking statements involve numerous risks and uncertainties. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: economic conditions, competitive products and pricing, new product development, the Company's lack of operating history and the prolonged absence of ACA JOE products from the market place, the need for additional capital, changes in fashion trends, dependence on key customers and personnel, consumer response to the Company's products and advertising, and the Company's ability to consummate its proposed acquisition. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update forward-looking statements. See also the Company's annual report on Form 10-KSB and other reports filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

PART I  FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                  PACIFIC COAST APPAREL COMPANY, INC. DBA ACA JOE
                             CONDENSED BALANCE SHEET



                                                JUNE 30, 1997  JUNE 30, 1996
                                                -------------  -------------
                                                                (UNAUDITED)

                      ASSETS

CURRENT ASSETS
     Cash                                         $   20,983     $   51,688
     Short-term investments                        1,450,830              -
     Due from factors                                 93,498          1,921
     Inventories                                   1,067,964        183,946
     Prepaid expenses and other current assets       132,899         16,282
                                                 -----------     ----------
         Total Current Assets                      2,766,174        253,837

PROPERTY AND EQUIPMENT, at cost, net of
   accumulated depreciation                          156,175          9,207

OTHER ASSETS                                          78,312              -
                                                 -----------     ----------
                                                  $3,000,661     $  263,044
                                                 -----------     ----------
                                                 -----------     ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
     Accounts Payable                             $  451,541     $  316,331
     Other current liabilities                       178,421              -
     Loan payable, officer/stockholder                 6,899        382,732
                                                 -----------     ----------
         Total Current Liabilities                   636,861        699,063



   LONG-TERM DEBT                                      2,049          4,740

STOCKHOLDER'S EQUITY
Preferred stock
Authorized, 600,000 shares
  No shares outstanding                                    -              -
Common stock, no par value
  Authorized, 10,000,000 shares
  issued and outstanding 2,954,000
  and 3,070,000 shares                             5,777,163        653,780
Additional paid-in capital                           162,500        162,500
Deficit                                           (3,577,912)    (1,257,039)
                                                 -----------     ----------
          Total Stockholders' Equity               2,361,751       (440,759)
                                                 -----------     ----------
                                                  $3,000,661     $  263,044
                                                 -----------     ----------
                                                 -----------     ----------

          PACIFIC COAST APPAREL COMPANY, INC. DBA ACA JOE
                     STATEMENT OF OPERATIONS

                                             NINE MONTHS ENDED
                                                  JUNE 30
                                         --------------------------
                                              1997         1996
                                          -----------   -----------
                                                        (UNAUDITED)
NET SALES                                $   630,054    $  191,626

COST OF GOODS SOLD                           474,005       114,976
                                         -----------    ----------
GROSS PROFIT                                 156,049        76,650

OPERATING EXPENSES
     Design and Production                   160,268       206,628
     Selling                                 274,476       104,431
     Advertising                             101,835             -
     Shipping                                 11,846        12,330
     General and administrative            1,089,513       638,778
     Interest expense ( income )             (41,585)      112,187



                                           1,596,353      1,074,354
                                         -----------    ----------

LOSS BEFORE INCOME TAXES                  (1,440,304)     (997,704)


PROVISION FOR INCOME TAXES                      (800)       (1,100)
                                         -----------    ----------
NET LOSS                                 $(1,441,104)   $ (998,804)
                                         -----------    ----------
                                         -----------    ----------

NET LOSS PER SHARE                             (0.48)        (0.62)

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                      3,012,000     1,600,000

          PACIFIC COAST APPAREL COMPANY, INC. DBA ACA JOE
                    STATEMENT OF OPERATIONS

                                            THREE MONTHS ENDED
                                                  JUNE 30
                                          ------------------------
                                             1997         1996
                                          ----------   -----------
                                                       (UNAUDITED)
NET SALES                                 $  222,448    $  135,750

COST OF GOODS SOLD                           189,889        81,430
                                          ----------    ----------
GROSS PROFIT                                  32,559        54,320

OPERATING EXPENSES
     Design and Production                    72,443        90,087
     Selling                                 114,887        34,000
     Advertising                              (2,192)            -
     Shipping                                  3,337         6,956
     General and administrative              378,754       334,270
     Interest expense (income)               (16,230)      114,817
                                                        ----------
                                             550,999       580,130
                                          ----------    ----------
                                                        ----------

LOSS BEFORE INCOME TAXES                    (518,440)     (525,810)

PROVISION FOR INCOME TAXES                      (800)       (1,100)
                                          ----------    ----------
NET LOSS                                 $  (519,240)  $  (526,910)
                                          ----------    ----------
                                          ----------    ----------

NET LOSS PER SHARE                             (0.18)        (0.35)

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                    2,954,000     1,500,000

                  PACIFIC COAST APPAREL COMPANY, INC. DBA ACA JOE
                              STATEMENT OF CASH FLOW

                             INCREASE (DECREASE) IN CASH

                                                          NINE MONTHS ENDED
                                                    ---------------------------
                                                    JUNE 30, 1997  JUNE 30, 1996
                                                    -------------   ------------
                                                                    (UNAUDITED)
CASH FLOW FROM OPERATION ACTIVITIES

Net loss                                               $(1,441,104)   $(998,804)

Adjustment to reconcile net loss to
     Cash used by operating activities:
     Depreciation                                           22,096        1,880
     Amortization of deferred income                             -      (10,000)
     Issuance of stock for services                              -       57,500
     Amortization of interest on loan payable, other             -      108,333
     Changes in assets and liabilities
        Increase in due from factors                       (93,498)      (1,921)
        Increase in inventories                           (810,884)    (183,946)
        Increase in prepaid expenses
           and other current assets                       (167,429)       5,221
        Increase in accounts payable                       402,780      247,177
        Increase in other current liabilities               63,512            -
                                                      ------------   ----------
             Total Adjustments                            (583,423)     224,244
                                                      ------------   ----------
           Net cash used by Operating Activities        (2,024,527)    (774,560)

CASH FLOW FROM INVESTING ACTIVITIES
     Purchase of property and equipment                   (170,233)           -
     Decrease in short-term investments                  2,248,721            -
                                                      ------------   ----------
        Net Cash Provided by Investing Activities        2,078,488            -

CASH FLOW FROM FINANCING ACTIVITIES
     Increase in loan receivable, officer/stockholder                    14,027
     Proceeds from loan payable, officer/stockholders            -       30,000
     Reacquisition of common stock                        (142,955)           -
     Proceeds from issuance of preferred stock                   -      150,000
     Proceeds from issuance of common stock                                 670
     Proceeds(Payments) on loan payable, other                          400,000
     Payments on long-term debt, other                                   (1,856)
                                                       -----------   ----------
             Net Cash (Used) Provided
               by Financing Activities                    (142,955)     592,841
                                                       -----------   ----------

NET INCREASE IN CASH                                       (88,994)    (181,719)
                                                       -----------   ----------

CASH, BEGINNING                                            109,977    $ 233,407
                                                                      ---------
                                                                      ---------
CASH, ENDING                                           $    20,983    $  51,688
                                                       -----------   ----------
                                                       -----------   ----------

                   PACIFIC COAST APPAREL COMPANY, INC. DBA ACA JOE
              CONDENSED STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

                                                       NINE MONTHS ENDED
                                                   ---------------------------
                                                   JUNE 30, 1997   JUNE 30, 1996
                                                  --------------   -------------
                                                                    (UNAUDITED)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     CASH PAID DURING THE PERIOD FOR:

          Interest                                    13,686          112,187
          Income Taxes                                   800            1,100

                 PACIFIC COAST APPAREL COMPANY, INC. DBA ACA JOE
                    CONDENSED STATEMENT OF STOCKHOLDER'S EQUITY

                          YEAR ENDED SEPTEMBER 30, 1996
                       AND NINE MONTHS ENDED JUNE 30, 1997

                                                                          CONVERTIBLE                                    TOTAL
                                                 COMMON STOCK           PREFERRED STOCK       ADDITIONAL             STOCKHOLDERS'
                                           ------------------------- -----------------------    PAID-IN                  EQUITY
                                            SHARES         AMOUNT      SHARES      AMOUNT       CAPITAL     DEFICIT   (DEFICIENCY)
                                           ----------     ----------  ---------   ----------   ---------  ----------  -------------
Balance, October 1, 1995                    1,400,000    $   20,610     170,000    $ 425,000   $      -   $  (258,235)  $  187,375

Issuance of stock for services                 23,000        57,500           -            -          -             -       57,500

Sale of stock                                   2,000            20      60,000      150,000          -             -      150,020

Value of warrants issued in connection
   with a loan                                      -             -           -            -    162,500             -      162,500

Exercise of warrants                           65,000          650            -            -          -             -          650

Conversion of preferred stock to
   common stock                               230,000      575,000     (230,000)    (575,000)         -             -            -

Issuance of stock in public offering        1,350,000    5,266,338            -            -          -             -    5,266,338

Dividends on preferred stock                        -           -             -            -          -       (51,645      (51,645)

Net loss for the year ended
  September 30, 1996                                -           -             -            -          -    (1,826,928)  (1,826,928)
                                           ----------     ---------     -------    ---------    -------   -----------   ----------
Balance, September 30, 1996                 3,070,000     5,920,118           -            -    162,500    (2,136,808)   3,945,810

Purchase of common stock                     (116,000)     (142,955)          -            -          -             -     (142,955)

Buy back of common stock (Retired)                  -             -           -            -          -             -            -

Net loss for the nine months ended
  June 30, 1997                                     -             -           -            -          -    (1,441,104)  (1,441,104)

Balance, June 30, 1997                      2,954,000     5,777,163           -            -    162,500    (3,577,912)   2,361,751
                                           ----------     ---------     -------    ---------    -------   -----------   ----------
                                           ----------     ---------     -------    ---------    -------   -----------   ----------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

INTRODUCTION

     The Company was formed in April 1995 for the purpose of designing, sourcing and marketing the ACA JOE brand of men's casual sportswear, pursuant to an exclusive U.S. trademark license. The Company sources and designs the ACA JOE products through the use of sub-contractors and independent agents, which allows the Company to avoid the fixed overhead cost of maintaining its own production facilities. The business strategy of the Company is primarily focused on reintroducing the ACA JOE products in the United States through national and regional advertising, marketing and customer service programs designed to promote the ACA JOE name and products. Specifically, the Company is focusing its efforts on: (1) expanding its distribution in the department store and retail men's specialty store categories; (2) developing targeted licensees in the accessories categories; (3) further developing its Quick Response Program for the basic apparel collection for better customers; and
(4) developing alternative marketing techniques. The Company introduced a boys' line similar in style to its men's line in April. The test has been expanded and the Company is now distributing its boys' line through department and specialty stores across the United States. The Company uses independent sales representatives to sell both its men's and boys' lines.
The Company is using the net proceeds of its August 1996 initial public offering (approximately $5,267,000) to implement its business strategy.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 1997

     The Company's operating expenses for the nine months ended June 30, 1997 were $1,596,353. The $521,999 increase over the prior year period reflects an increase in selling, design and general and administrative expenses incident to the commencement of operations, specifically the selling and shipping of its ACA JOE products and the company's first major production introduction. During the nine months ended June 30,

1997, net sales were $630,054, and cost of goods sold was $474,005. While operating expenses were disproportionally large in relation to sales, management believes that if sales increase, design and general and administrative expenses will decline substantially as a percentage of sales. There can be no assurance, however, that the Company will operate profitably in the future.


     The advertising expense in the period reflects primarily a monthly retainer paid to an advertising firm from December 1996 to March 1997. This program has been discontinued for the present, in favor of co-operative advertising with retailers. The $450,735 increase in general and administrative expenses over the prior period resulted primarily from expenses related to increased production and quality control, and increased administrative expenses due to the change in status from a private to a publicly-held company.

NINE MONTHS ENDED JUNE 30, 1996

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

     The Company experienced losses from operations of $258,335 for the period from April 28, 1995 (inception) to September 30, 1995 and $1,826,928 for the year ended September 30, 1996. The cumulative loss through June 30, 1997 is $3,526,267, excluding a one-time preferred stock dividend of $51,645. Approximately $2,129,313 working capital was available at June 30, 1997.

     Sales of the Company s initial, Spring 1997 product line did not meet expectations. To remedy this, the Company retained a new designer to create its Fall 1997 line, and retained an advertising firm to develop and implement a marketing program. The Fall 1997 line experienced some degree of retailer acceptance. However, sales of the Fall 1997 line have not met expectations. The Company has been considering a strategic combination with a branded apparel company, in order to provide more critical mass and to provide economies of sale. A letter of intent has been signed to purchase the assets and assume the trade liabilities of Cotton Stuff, Inc., a privately-held manufacturer of men's and women's casual sportswear under the Cotton Stuff label; its 1996 sales were approximately $5 million. Consummation of this transaction is subject to execution of a definitive purchase agreement and other conditions. There can be no assurance that this proposed or any other such strategic combination will be consummated.

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

     In November 1996, following a decline in the market price of the Company's common stock, the Board authorized the Company's purchase of up to 150,000 shares of its common stock. From December 1996 to March 1997, the Company purchased a total of 116,000 shares of its common stock in the open market at an average price of $1.26 per share (a total of $144,966). Management believes these purchases were in the interests of the Company and its shareholders, and will not affect the Company's ability to fund its business plan for the remainder of the current fiscal year. This program has now been discontinued.

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

August 12, 1997