Form 10KSB40
period 1997-09-30
PACIFIC COAST APPAREL CO INC
filed 1998-01-13
CIK 1005185

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-KSB

(MARK ONE)

/X/               ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997
/ /             TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM     TO

                            COMMISSION FILE NUMBER 0-28760
                         PACIFIC COAST APPAREL COMPANY, INC.
                (Exact name of registrant as specified in its charter)

               CALIFORNIA                              95-4536683
    (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
     Incorporation or Organization)

                            1620 SOUTH LOS ANGELES STREET
                                LOS ANGELES, CA 90015
                       (Address of principal executive offices)
                      ISSUER'S TELEPHONE NUMBER: (213) 748-9724
                                     ___________

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:
                                         None
         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:
                              Common Stock, no par value
                            Common Stock Purchase Warrants
                                   (Title of Class)

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes X   No   .
          ---    ---

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X .
                                      ---

     The registrant's revenues for the fiscal year ended September 30, 1997 were $1,270,482.

     As of January 2, 1998, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant, based on the closing price for the registrant's Common Stock in the Nasdaq SmallCap Market on such date, was approximately $1,102,000. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.

     The number of shares of Common Stock outstanding on January 2, 1998 was 2,958,000.

     Transitional Small Business Disclosure Format:  Yes     No  X .
                                                         ---    ---
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

     In addition to historical information, this Annual Report contains forward-looking statements, such as those pertaining to the Company's future sales and revenues, return on investment, profitability, and cash requirements. Forward-looking statements involve numerous risks and uncertainties. The following factors, among others discussed herein, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: economic conditions, competitive products and pricing, new product development, the lack of operating history and the prolonged absence of ACA JOE products from the market place, the need for additional capital, integration of the recently acquired Cotton Stuff business with the Company's prior operations, changes in fashion trends, dependence on key customers and personnel, and consumer response to the Company's products and advertising. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update forward-looking statements. See also the Company's other reports to be filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

                                       PART I


ITEM 1.   DESCRIPTION OF BUSINESS.

SUMMARY

     Pacific Coast Apparel Company, Inc. (the "Company") was incorporated in California in April 1995 to design, source and market in the United States a collection of men's active sportswear under the brand name "ACA JOE"-Registered Trademark- through traditional department stores and men's apparel stores. In August 1997, the Company acquired the assets and business of Cotton Stuff, Inc.

BUSINESS

     The Company's current ACA JOE product line comprises knit and woven tops and bottoms, including short and long sleeve shirts and shorts, jeans and slacks. The men's line is represented by A & S Star Sales in New York City, which has represented Cotton Stuff products since 1993. The territory for A & S Star Sales is all states east of the Mississippi. The Company is currently recruiting a group to represent the ACA JOE line in the balance of the United States.

     The Company obtained a license to the United States intellectual property rights to the ACA JOE name in May 1995, initiated business in August 1995 and first shipped apparel in December 1995.

     In January 1996, the Company introduced a line of ACA JOE boy's wear in sizes 4-7 and 8-20. The boy's line is sold through the same distribution channels as the men's line and is similar in fabrication and design. The boy's line is sold through a group of multi-line representatives in territories throughout the United States.

     The Company continues to target department stores and specialty apparel stores for distribution of the ACA JOE men's and boy's lines, but to date has not been successful getting placement in its target market, which includes the Dillard's, Federated, Mercantile and other major department store chains. The Company believes that it has made some progress in getting the line placed, but has no commitments from any of the major department store chains for the purchase of the ACA JOE line. There can be no assurances that the Company will be successful in placing the ACA JOE line in major department store chains in the future. Current sales of ACA JOE products are minimal.

ACQUISITION OF COTTON STUFF

     In August 1997, the Company acquired through a newly-formed subsidiary the business and assets of Cotton Stuff, Inc., a Los Angeles marketer and designer of a line of men's and women's garment dyed better sportswear. The Cotton Stuff brand is sold through better catalogs, department stores and specialty stores across the United States. Revenues for Cotton Stuff, Inc. were approximately $5.25M in calendar year 1996. The purchase price for the assets and business of Cotton Stuff, Inc. was $475,000, paid in cash, plus the assumption of trade payables and other operating liabilities. As used herein, the term "Company" includes the Company's wholly-owned subsidiary, Cotton Stuff, Inc., unless the context indicates otherwise.

     Immediately following the acquisition, the Company moved its operations into the existing Cotton Stuff office and warehouse facility located at 1620 South Los Angeles Street, Los Angeles, California 90015. Also as a result of the acquisition, the Company has integrated the Cotton Stuff staff and all of the operating functions, including administration, accounting, warehousing, shipping and sales. The Company has also started stocking and selling Cotton Stuff clothing in its ACA JOE outlet store based in Los Angeles.

     The Company currently maintains separate and distinct design departments for each of the two existing lines.

     The Company's growth strategy is to continue to develop the ACA JOE men's and boy's lines and the Cotton Stuff men's and women's line and to look for additional strategic acquisitions in the branded men's and women's apparel industry as additional sources of revenue.

TRADEMARKS

     In May 1995, the Company entered into a License Agreement with Action Down Under Ltd., which is partially-owned by the Company's founder and chief executive officer, through which the Company received United States exclusive rights to the ACA JOE trademark. The Company's rights are subject to the rights of certain independent licensees to establish retail stores only in the States of Illinois, Minnesota and New Jersey and the cities of Kansas City, Missouri and Key West, Florida. At present, there are only three independently licensed retail stores in operation, two in Chicago, Illinois and one in Key West, Florida. These three licensees have agreed to purchase their ACA JOE products from the Company, although they may also carry non-ACA JOE products.

     The License Agreement calls for the Company to pay certain minimum royalties. The Company is required to pay a royalty ranging from 1% to 4% of annual net sales as follows: sales less than $3,000,000 - 1%, $3,000,000 to $6,000,000 - 2%, $6,000,000-$10,000,000 - 3%, greater than $10,000,000 - 4%.
The Company is required to pay the greater of the royalty fees as described above or a minimum royalty which for the fiscal year 1997 amounted to $25,000. The Company will be required to pay the licensor the greater of 50% of all royalty income received by the Company from sublicensing or 2% of the net sales of related products by the sub-licensee.

     The following table sets forth the minimum royalty payments under the License Agreement:

          LICENSE YEAR                           MINIMUM ANNUAL
          ENDING MAY 31                         ROYALTY PAYMENTS
          -------------                         ----------------

          1998 . . . . . . . . . . . . . . . . . . . $50,000
          1999 . . . . . . . . . . . . . . . . . . .$120,000
          2000 . . . . . . . . . . . . . . . . . . .$180,000
          2001-5 . . . . . . . . . . . . . . . . . .$200,000
          2006-10. . . . . . . . . . . . . . . . . .$300,000
          each year thereafter . . . . . . . . . . .$400,000

The minimum royalty payments are due on a quarterly basis throughout each year of the License Agreement.

     One of the assets acquired in the Cotton Stuff acquisition was the Cotton Stuff Trademark #1,774,289 first registered June 1, 1993 with the United States Patent and Trademark Office.

PRODUCTS

ACA JOE

     The ACA JOE line, both men's and boy's, consists primarily of T-shirts, polos, Henley's, printed camp shirts, shorts, casual slacks and denim jeans. Products are designed by house design staff. The primary fabrications for the line include jersey, corduroy, twill, French terry, and denim. All of the products are made in the Los Angeles area. Approximately one-half of the ACA JOE line carries some exterior logo, label or graphic design. The target customer for the ACA JOE men's line is a middle to upper middle income, 28-48 year-old male. The target customer for the ACA JOE boy's line is a 7-20 year-old male. The price points for both ACA JOE lines are considered moderate to upper moderate.

COTTON STUFF

     The Cotton Stuff line consists primarily of T-shirts, polos, shorts, casual slacks and sweat outfits in men's and women's and additionally skirt, and dresses in the women's line. Products are designed in house. The primary fabrications in the Cotton Stuff line include, jersey, French terry, and linen. The Cotton Stuff line is generally understated and carries no exterior logos, labels or graphic designs. The target customer for the Cotton Stuff line is a 30-50 year old upper income male or female. The price points for the Cotton Stuff line are considered upper moderate to designer.

MARKETING

ACA JOE

     During the fiscal year, the Company mailed two ACA JOE catalogs (fall and spring) directly to approximately 2,500 men's and boy's specialty stores across the country. The Company plans to continue to mail updated product catalogs to the specialty store customer base on a regular basis. The mailings are reserved for specialty stores because many of these stores are in small trade areas and the economics are such that it is unprofitable for a representative to make a sales call. The Company has had some limited success in opening new accounts through this marketing technique.

     The Company participated in several apparel trade shows during the year. The major trade shows included both semi-annual men's MAGIC shows, the industry's largest show for beach apparel, and the New York Kid's Show, the largest children's apparel show. In addition, the Company participated in a number of regional market shows in both the men's and the boy's areas. The Company utilizes a booth designed and built for the Company in major trade shows and rents a booth for the regional shows.

     In November 1996, the Company enlisted the services of Odiorne, Wilde, Narroway and Groome, a full service advertising agency, to help position the brand and assist in the formal re-launch of the ACA JOE brand at the February 1997 MAGIC show. Although the Company had some success at the show, management was not overly impressed with the execution of the plan on the part of the agency and subsequently terminated the services of the agency in March 1997. The Company is currently involved in arbitration (see LEGAL PROCEEDINGS) with the agency over expenses alleged deemed to be due and owning by the agency.

     The Company has produced a marketing piece that will be provided to existing and potential customers of the ACA JOE line. The marketing piece will show the highlights of the line and describe the benefits of carrying the ACA JOE brand. In addition to customers and potential customers, the brochure will be mailed to editors of industry trade publications with a cover letter and a follow-up phone call which will serve to answer questions and give further detail on why ACA JOE deserves a place in retail.

     The Company designed and produced a line of fixtures that carry the ACA JOE identification for distribution in better accounts. The Company to date has placed several sets of fixtures meant to give the brand a sense of ownership on the retail floor. The Company will continue to place fixtures from its existing fixture inventory in target accounts.

     The Company introduced a Quick Response program with one of its major clients, the Harris Stores. The program identifies certain key selling items in the line and makes those items available on a two week turnaround "never out of stock basis." The Company did not expand the program past this one customer because the concentration was on smaller specialty stores during the last half of the fiscal year and the reorders were minimal. As the Company opens more of its targeted major department store chains, the Company intends to expand the Quick Response program.

     The Company has appeared in several retail catalogs, including Bacharachs for men and Olsen Mills for its boy's line. The Company plans to continue to seek opportunities in targeted retail catalogs.

COTTON STUFF

     The target customers of Cotton Stuff are better specialty stores, catalogs and select better department stores.

     Cotton Stuff participates in regional and national trade shows during every line break of the year. Trade shows are held in major markets, including New York, Chicago, Atlanta, Dallas and Los Angeles. In addition to trade shows, the Company advertises its product through catalogs which include Coldwater Creek and Saks Folio.

     The Company plans to produce a marketing piece for the Cotton Stuff line which will serve the same purposes as the proposed ACA JOE marketing piece.

CUSTOMER

     Coldwater Creek accounted for approximately 10% of the Company's sales in the fiscal year ended September 30, 1997.

A & S STAR SALES

     The Cotton Stuff line is represented in several territories throughout the United States by independent representatives. The Company is also under agreement with A & S Star Sales, New York, which represents Cotton Stuff throughout the east coast. The agreement expires in June 1998 subject to renewal under the same terms and conditions which call for the payment of a monthly draw against commission and a monthly contribution toward the cost of its showroom in New York. At this time, both parties anticipate the renewal of the agreement.

EMPLOYEES

     As of September 30, 1997, the Company had 32 full-time employees. Of those employees, 19 were salaried and 13 were hourly. None of the Company's employees is represented by a union. The Company believes that relations with its employees are good.

COMPETITION

     The competition in the branded apparel industry is significant. The major competition in the ACA JOE men's lines continues to include Calvin Klein, Ralph Lauren, The Gap, Tommy Hilfiger, Banana Republic, Nautica, Guess?, Levi Strauss & Co and, to a lesser degree, Ocean Pacific, Stussy and Quicksilver.

     The major competition in the boy's apparel includes Jnko, The Gap, Izod, and Ralph Lauren.

     The major competition for the Cotton Stuff line in both men's and women's includes A Month of Sundays, Moda Doc, Weekends Off, and Fatigues. Additional competition in the women's includes Allen Allen, Gavin, and Lauren Kay.

     The competition in the Cotton Stuff line currently comes from other companies that produce garment dyed products, a process that produces unique colors and finishes but has a unique set of quality problems stemming from the harshness of the washing and dying. The ratio of damaged goods in the garment dyed process is significantly higher than in the more mainstream piece dyed process. Cotton Stuff continues to produce the majority of its products using this process.

     For the Spring 1998 line which will begin shipping in late December and early January, Cotton Stuff has developed a basic program using Tencel which is a relatively expensive, natural fabric used in both men's and women's better apparel. The addition to the line is both a step to cut down on the high damage during garment dying and to expand the line to compete in other markets. As this portion of the line begins selling, the competition will increase to include other lines which offer better goods featuring piece-dyed fabrics.

FACTORING OF ACCOUNTS RECEIVABLE

     Historically, the Company has sold a substantial portion of its trade receivable accounts to a factor that assumes the credit risk with respect to collection of such accounts. The factor pays up to 80% of the invoice amount within 30 days. The factor pays the company any balance due from the orders (minus factoring fees) after the factor receives payment from the Company's customers. The factor approves the credit of the Company customers prior to its agreement to purchase the invoice. If the factor chooses not to buy a particular receivable, then the Company bears the risk that the receivable will not be collectible if the Company decides to shop such an order. In connection with the Cotton stuff acquisition, the Company terminated its factoring agreement with C.I.T. Group/Commercial Services and entered into a new agreement with Capital Factors, which can be terminated at any time by either party upon 30 days' notice. Capital Factors also made a three-year $325,000 amortizing loan to the Company, which is secured by the Company's inventory and accounts receivable.

                               SELECTED FINANCIAL DATA

     The statement of operations data set forth below for the period from April 28, 1995 (inception) to September 30, 1995 (financial statements not presented herein) and for the years ended September 30, 1996 and 1997 and the balance sheet data as of September 30, 1995, 1996 (1995 and 1996 financial statements not presented herein) and 1997 have been derived from the audited financial statements of the Company. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" and the financial statements of the Company, including the notes thereto, included elsewhere herein.


                                                 APRIL 28, 1995
                                                 (INCEPTION) TO       YEAR ENDED          YEAR ENDED
                                                 SEPTEMBER 30,        SEPTEMBER 30,       SEPTEMBER 30,
                                                 1995                 1996                1997
STATEMENT OF OPERATIONS DATA
(IN THOUSANDS EXCEPT PER SHARE DATA):
Net Sales  . . . . . . . . . . . . . . . . . .   $         0          $      221          $    1,270
Cost of Sales. . . . . . . . . . . . . . . . .             0                 183               1,943
     Gross Profit (Loss) . . . . . . . . . . .             0                  38                (673)
Operating Expenses:
     Design. . . . . . . . . . . . . . . . . .           120                 354                 227
     Selling . . . . . . . . . . . . . . . . .            65                 339                 748
     Shipping. . . . . . . . . . . . . . . . .             0                  27                  91
     General and Administrative. . . . . . . .            76                 957               1,314
     Interest (Income) Expense . . . . . . . .            (3)                186                 (21)
                                                 -----------          ----------          ----------
          Total operating expenses . . . . . .           258               1,863               2,359
                                                 -----------          ----------          ----------
Loss Before Income Taxes . . . . . . . . . . .          (258)             (1,825)             (3,032)
                                                 -----------          ----------          ----------
                                                 -----------          ----------          ----------
Provision For Income Taxes . . . . . . . . . .            (0)                 (2)                 (3)
                                                 -----------          ----------          ----------
Net Loss   . . . . . . . . . . . . . . . . . .          (258)             (1,827)             (3,035)
                                                 -----------          ----------          ----------
                                                 -----------          ----------          ----------
Loss Per Share . . . . . . . . . . . . . . . .   $      (.18)         $     (.99)         $    (1.02)
                                                 -----------          ----------          ----------
                                                 -----------          ----------          ----------
Weighted Average Common Stock Outstanding. . .     1,400,000           1,850,000           2,974,000
                                                 -----------          ----------          ----------
                                                 -----------          ----------          ----------


                                                   SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,
                                                       1995              1996               1997
BALANCE SHEET DATA (IN THOUSANDS)
Total Assets . . . . . . . . . . . . . . . . .        $  280              $4,119              $1,684
Total Liabilities . . . . . . . . . . . . . . .           93                 173                 923
(Accumulated Deficit). . . . . . . . . . . . .          (258)             (2,137)             (5,172)
Shareholders' Equity . . . . . . . . . . . . .           187               3,946                 760


(1) On August 22, 1997, the Company acquired certain assets and assumed certain liabilities of Cotton Stuff, Inc. This transaction was accounted for using the purchase method of accounting. See Notes 1 and 2 to the financial statements for information relating to this acquisition, including pro-forma results of operations.

                                 CERTAIN RISK FACTORS

     EARLY STAGE OF DEVELOPMENT. The Company remains at an early stage of development and is subject to all business risks associated with a new enterprise. To date, the Company has had limited sales and operations and therefore has little operating history on which to base an evaluation of the Company's performance. In view of the Company's limited operating history, the Company may experience the problems, expenses, difficulties, and delays frequently encountered in connection with the development of a new business and the competitive environment in which the Company operates. Accordingly, period to period comparisons of operating results may not be meaningful and may not be indicative of future results. The Company experienced aggregate losses from operations totalling $5,114,782 for the period from April 28, 1995 to September 30, 1997. Since September 30, 1997, the Company has continued to experience losses from operations and increases in its net deficit.

     FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING. The Company does not have capital resources to satisfy its cash requirements for the current fiscal year. The Company is instituting a cost-cutting program, but there is no assurance that cutting costs will enable the Company to continue in business without additional capital. The Company may seek additional funding through public or private financing or collaborative or other arrangements with third parties. There can be no assurance that additional funds will be available on acceptable terms. If additional funds are raised by issuing equity securities, substantial dilution to existing shareholders may result. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its strategies, or to obtain funds through entering into arrangements with third parties that may require the Company to relinquish certain exclusive rights that the Company might not otherwise relinquish.

     POSSIBLE ILLIQUIDITY OF TRADING MARKET; ANTICIPATED DE-LISTING FROM NASDAQ. The Company's shares are not actively traded, and there can be no assurance that an active public market for the securities will develop or be sustained. To continue to be listed on the Nasdaq SmallCap Market, the Company must continue to satisfy certain maintenance standards. The Company has received a letter from Nasdaq stating that if the Company is unable to demonstrate compliance with Nasdaq's minimum $1.00 bid price on or before March 4, 1998, the Company's securities will be subject to delisting effective the close of business March 4, 1998. And, the Company must at a minimum to continue listing, maintain a $1.00 minimum bid price, have net tangible assets of at least $2 million or net income of $500 thousand in the latest fiscal year and have a market value of the public float of at least $1 million. If the Company is unable to meet this or other standards for continued quotation on the Nasdaq SmallCap Market, the securities could be subject to removal from the Nasdaq SmallCap Market and trading, if any, of the securities would thereafter be conducted in the over-the-counter market on an electronic bulletin board or in what are commonly referred to as "pink sheets." As a result, shareholders would find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities. In addition, depending on several factors, including the future price of the common stock, the securities could become subject to the so-called "penny stock" rules that impose additional sales practice and market making requirements on broker-dealers who sell or make a market in the securities and adversely affect the ability of shareholders to sell their securities.

     DEPENDENCE ON FACTORING. The Company's existing resources include cash received through factoring a substantial portion of its trade accounts receivable pursuant to a factoring agreement which, if canceled, could result in an increase in its cash requirements.

     LIMITED SALES HISTORY. The ACA JOE brand has been sold in the United States since 1984, but has not been actively sold in the United States since the former holder of the trademark went bankrupt and ceased doing business. There can be no assurance that retail stores or consumers will purchase the ACA JOE brand in quantities sufficient for the Company to operate profitably. Through September 30, 1997, the Company's sales of the ACA JOE line have totaled only $981,000. The Company terminated the draw of all of its ACA JOE men's wear representatives earlier in 1997 because the results of sales efforts were unsatisfactory and the Company could not justify the continued expense. Consequently, the sales for the Spring 1998 season (the line that was being sold when the Company released its representatives) will be insignificant. The Company will have to rely on revenues of the Cotton Stuff brand through at least June 1998 when the Company hopes to begin shipping the next ACA JOE line. It is uncertain if the sales from the Cotton Stuff brand will be sufficient to cover the overhead of the Company during this period.

     CHANGES IN FASHION TRENDS. The apparel industry is subject to rapidly changing consumer demands and preferences, which may adversely affect companies which misjudge such demands and preferences. The Company believes that its success depends on its ability to anticipate, gauge and respond in a timely manner to changing consumer demands and fashion trends. There can be no assurance that the Company will be successful in this regard. If fashion trends shift away from the Company's products, or if the Company otherwise misjudges the market for its product lines, it may be faced with a significant amount of unsold inventory or other conditions which could have a material adverse effect on the Company's financial condition and results of operations. Decisions with respect to product designs often need to be made several months in advance of the time when consumer acceptance of such products is known. In addition, any failure by the Company to identify and respond to changing demands and trends could adversely affect consumer acceptance of the ACA JOE and Cotton Stuff brand names, which may have an adverse effect on the Company's business and prospects.

     UNCERTAINTIES IN APPAREL RETAILING; GENERAL ECONOMIC CONDITIONS. The apparel industry historically has been subject to substantial cyclical variations. During recessionary periods, when disposable income is low, purchases of apparel and related goods tend to decline. Accordingly, a recession in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits could have a material adverse effect on the Company's results of operations. Additionally, the retail industry has experienced significant changes and difficulties over the past several years, including consolidation of ownership, increased centralization of buying decisions, restructurings, bankruptcies and liquidations. Financial problems of a retailer could cause the Company's factor to limit the amount of receivables of such retailer that the factor would approve, which could cause the Company to curtail business with such retailer or require the Company to assume more credit risk relating to such retailer's receivables.

     NEW PRODUCT INTRODUCTIONS. The Company's success is dependent entirely upon its ability to design and deliver new products and new product lines that are accepted by consumer. As is typical with new products, demand for and market acceptance of new products introduced by the Company are subject to uncertainty. Achieving market acceptance for new products may require substantial marketing and other efforts and the expenditure of significant funds to create customer demand. There can be no assurance that the Company's efforts will be successful. In addition, the failure of new products or new product lines to gain sufficient market acceptance could adversely affect the image of the Company's brand names and retailers' demand for other products. The Company's attempt to design and market its ACA JOE product lines to date have not been successful.

     RELIANCE ON INDEPENDENT, MANUFACTURERS AND SUPPLIERS. The Company does not maintain its own manufacturing facilities and does not intend to do so. The Company's products are manufactured and supplied by independent companies, many of which also manufacture and supply products to the Company's competitors. As is customary in the apparel business, the Company does not have any licensing or other supply agreements with its manufacturers or suppliers. Therefore, any of these companies could terminate its relationship with the Company at any time. There can be no assurance that in the event the Company were to have supply problems with its current suppliers, the Company would be able to readily replace those suppliers. Any delay in replacement of suppliers by the Company could prove to be detrimental to the Company's results of operations. While the Company carefully monitors the manufacture of its products, there can be no assurance that its independent manufacturers and suppliers will consistently deliver products that meet the high standards required by the Company. The Company reserves the right to reject any substandard products and some delays in deliveries to customers could result if any such rejection were to occur.

     DEPENDENCE ON KEY PERSONNEL. The Company's success largely depends on the personal efforts and abilities of Terrence L. McGovern, founder, chairman of the board, chief executive officer and chief financial officer, and Stuart Bryer, the former CEO of Cotton Stuff who is now general manager of the Company's Cotton Stuff, Inc. subsidiary. James A. McDermott, formerly president and chief operating officer, and Jill Grossman, formerly executive vice president and national sales manager, have recently left the Company. The Company is attempting to recruit and retain an experienced management team and intends to recruit seasoned executives to serve on its Board of Directors. In addition, the Company has purchased "key man" life insurance policies in the amount of $1.0 million each for Mr. McGovern and Mr. McDermott.

     LACK OF CONTROL OVER INTERNATIONAL LICENSE. The Company has exclusive rights to use the ACA JOE trademark for sale in the United States of all types of products. The Company has not, however, received an international license for the trademark. As a result, the possibility exists that a manufacturer outside of the United States could manufacture an inferior product under the ACA JOE label that could be sold to a purchaser who would bring the product into the United States. While the Company can take legal action to enforce its exclusive rights to the ACA JOE trademark in the United States, there is some risk that inferior products bearing the ACA JOE label could end up in the United States marketplace.

     POTENTIAL ADVERSE EFFECT OF OUTSTANDING STOCK OPTIONS AND WARRANTS. As set forth elsewhere herein (see "Index to Financial Statements -- Notes to the Financial Statements -- Notes 11 and 12"), various warrants and options to purchase the Company's common stock are outstanding and additional stock options are authorized for issuance. For the term of these warrants and options, the holders thereof will have, at nominal cost, the opportunity to profit from a rise in the market price of the common stock without assuming the risk of ownership, with a resulting dilution in the interest of the other security holders. As long as warrants and options remain unexercised, the Company's ability to obtain additional capital might be adversely affected. Moreover, the holders of the warrants and options may be expected to exercise such warrants or options at a time when the Company would, in all likelihood, be able to obtain any needed capital by a new offering of its securities on terms more favorable than those provided in such warrants or options.

     NO DIVIDENDS. The Company has paid no dividends on its Common Stock and does not anticipate doing so for the foreseeable future. Dividends will only be paid at such time as the cash flow of the Company is sufficient to justify such payments.

     BLANK CHECK PREFERRED STOCK. The Company is authorized to issue 600,000 shares of preferred stock, on terms determined by the Board of Directors without the need for shareholder approval. The issuance of preferred stock in the future could dilute the common shareholders and discourage or impede a tender offer, proxy contest or other similar transaction involving a potential change in control of the Company, which transaction might be viewed favorably by other shareholders.

     GOING CONCERN QUALIFICATION. The Company has incurred significant losses from operations and has a net deficit in accumulated earnings. These factors raise substantial doubt about the Company's ability to continue as a going concern. In the event the Company is unable to raise additional capital, increase revenues and lower expenses, the Company may be forced to liquidate.

     SHARES ELIGIBLE FOR FUTURE SALE. Sales of shares of common stock by existing shareholders, or by existing holders of warrants, under Rule 144 of the Securities Act, or pursuant to the exercise of registration rights or otherwise, could have an adverse effect on the price of the Company's common stock. Certain current shareholders of the Company executed lock-up agreements with the underwriter of the Company's initial public offering that restricted the public sale or disposition of such shares until March or September 1997. These shares are now eligible for sale in the public market subject to compliance with Rule 144 under the Securities Act of 1933.

     EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

     The executive officers and other key employees of the Company are:

          Name                    Age            Position         Year Joined
                                                                    Company
          ----                    ---            --------           -------

          Terrence L. McGovern     48        CEO/Chairman             1995

          Stuart Bryer             70        General Manager          1997

          Michael Mote             42        Controller               1997


ITEM 2.   DESCRIPTION OF PROPERTY.

     The Company leases its headquarters premises at 1620 South Los Angeles Street, Los Angeles, California 90015. The office portion of the space is 12,000 and the warehouse portion is 21,500 square feet. The monthly rental is approximately $8,654. The Company believes the facility is sufficient in size to accommodate its operations until the expiration of the lease in the year 2000. The needs will be assessed during the remaining period of the lease and a decision as to extend the lease or look for a headquarters that better fits the Company's needs will be made closer to the expiration of the lease.

     The Company shares its warehouse with CMG Corporation, a women's apparel company. A sharing agreement is in place which calls for an allocation of rent and expenses based on the number of square feet each company occupies. Pacific Coast Apparel Company is responsible for approximately 40% of the rent and expenses of the facility.

     The Company maintains a showroom located at 110 East Ninth Street Suite B867-869, Los Angeles, which serves as the Company's west coast showroom. The lease was renewed in September 1997 for an additional three year period. The average monthly rental during the term of this agreement is $2,617. In addition the Company is responsible for certain expenses including common area maintenance, real estate taxes and utilities.

     The Company leases one retail outlet store located at 5675 East Telegraph Road in Los Angeles. The shopping center is called The Citadel Center. The property is leased and the Company has four years remaining on the lease. The store is approximately 1,100 square feet. The monthly base rent is approximately $1,790 per month plus monthly common area charges that average approximately $300 per month.

     The Company currently leases a showroom at 350 Broadway, New York, New York 10018. The lease is in effect until October 2000, but the Company plans to sublease the property to another tenant. The Company believes the real estate market is such that a tenant can be found for this space but there are no assurances that this will happen. The monthly lease payment for the showroom is $2,202 plus approximately $400 in monthly common area charges and other fees.

ITEM 3.   LEGAL PROCEEDINGS.

     The Company is currently involved in an arbitration being conducted by The American Arbitration Association office in San Francisco California. The arbitration claim was filed by the Company's former advertising agency Odiorne, Wilde, Narroway and Groome. The original claim was for the sum of $44,000 which the agency believes it is owed because the agreement between the Company and the agency called for a sixty day notice of termination with pay. The monthly retainer with the agency was $22,000.

     The claim was later amended to include approximately $16,400 out-of-pocket expenses the agency claims were incurred on behalf of the Company.

     The Company believes the agency breached the agreement and therefore is not liable for the two month ($44,000) termination fee. The arbitration was held on August 8, 1997 and on October 3, 1997 the arbitrator awarded Odiorne the sum of $41,066.67, plus $7,274.84. The Company is appealing the arbitrator's decision.

     See also Item 10 - Employment Agreements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Inapplicable.

                                      PART II

ITEM 5.   MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     (a) The Company's common stock trades under the symbol "ACAJ" on the Nasdaq SmallCap Market. The Company's warrants to purchase common stock at $6.00 per share (which warrants expire on August 22, 2001) also trade on the Nasdaq SmallCap Market under the symbol "ACAJW."

     The following table sets forth the range of high and low closing sale prices for the common stock and the warrants on the Nasdaq SmallCap Market for the period from August 22, 1996 to September 30, 1997.

                                        Common Stock              Warrants
                                        ------------              --------

                                      High         Low        High         Low
                                      ----         ---        ----         ---

 August 22 to September 30, 1996        4 3/4       2 7/8        1         7/16

 1st Quarter   Fiscal 1997              1 3/4        7/8       25/32       1/16

 2nd Quarter   Fiscal 1997              2 3/4        5/16       3/8         1/8

 3rd Quarter   Fiscal 1997              1 1/8        5/8        5/16        1/16

 4th Quarter   Fiscal 1997             1 11/32       3/4        3/16        1/16


The closing price for the common stock on January 2, 1997 was $11/16 per share. On that date, there were approximately 350 holders of record of the Company's common stock. The Company has never paid or declared any dividend on its common stock.

     On July 23, 1997, the Company issued 9,000 shares of its common stock for $1.00 to former officer John Ankeny, pursuant to the exercise of a warrant issued to Mr. Ankeny to resolve a dispute with him relating to his employment. These shares were issued in reliance on the exemption from registration under
Section 4(2) of the Securities Act of 1933.

     (b) The following table sets forth the approximate use through September 30, 1997 of the $5,267,000 net proceeds of the Company's August 1996 initial public offering.

     DESIGN AND PRODUCTION OF DISPLAY FEATURES                $113,000

     DEVELOPMENT AND FIXTURE OF CITADEL OUTLET STORE          $ 24,000

     NATIONAL MARKETING PROGRAM                               $162,000

     RETIREMENT OF BRIDGE PROMISSORY NOTES                    $417,000

     RETIREMENT OF OFFICER LOANS                              $ 32,000

     REPAYMENT OF WORKING CAPITAL LOANS                       $101,000

     EXPENSE INCURRED IN CONJUNCTION WITH
          PURCHASE OF COTTON STUFF                            $589,000

     REPURCHASES OF COMMON STOCK                               145,790

     WORKING CAPITAL AND GENERAL
          CORPORATE PURPOSES                                 3,347,210

     TOTAL                                                  $4,867,000

     BALANCE                                                  $410,000

     TOTAL PROCEEDS                                         $5,267,000

     The principal variances from that expected at the time of the offering are the Cotton Stuff acquisition and the common stock repurchases.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

     The Company was formed in April 1995 with the business strategy of reintroducing the ACA JOE apparel brand through major department stores in the United States. The focus has been to capitalize on the strength of the ACA JOE name and the perceived value of the apparel products.

     To date, the Company has not been successful placing product in the target market of the major department store chains. Lack of success has been due to a number of factors which include the retailers comments that the lines have been shown since the reintroduction lack specific direction. The Company feels that this issue has been addressed and in October 1997 hired a previously successful merchandiser/designer to give new direction the ACA JOE line. The first line under the direction of the new designer will be shown in January 1998.

     Another factor which have added to the lack of success of the reintroduction is the continued growth of several strong men's collections including Tommon Hilfiger, Nautica and Polo. All three of these major collections continue to introduce new product lines. All three introduced jeans lines in 1997 and consequently the floor space available to other brands with less advertising and marketing dollars continued to shrink. The buyers are more likely to give the brands that produce historically above average dollars per square foot additional space for more product than they are to allocate space to new or less widely distributed resources.

     Additional department stores have focused more and more in the development of their own brands which produce higher gross profit margins.

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 1997

     The Company's total expenses for the year ended September 30, 1997 were $2,360,050, which includes ($20,807) in net interest income. The total expenses primarily reflected an increase in selling, shipping and general and administrative expenses compared to the same period last year. Design and production expenses were down when compared to last year. The increase in selling expenses (222%) indicates the company's continued commitment to promote the ACA JOE name and product. Operating expenses as a percentage of sales decreased significantly during fiscal 1997. The Company believes that with the addition of COTTON STUFF, this trend will continue. The negative gross profit is a result of closing out and marking down by approximately $250,000 inventory that will not be used in the future ACA JOE line.

YEAR ENDED SEPTEMBER 30, 1996

     The Company's total expenses for the year ended September 30, 1996 were $1,863,064, which includes $186,028 in net interest expense of which $162,500 represents interest amortization on loans payable. The total expenses primarily reflected an increase in selling, design and general and administrative expenses. The selling and design expenses amounted to $692,958 for the year ended September 30, 1996 and general and administrative expenses amounted to $957,433. The increased selling, design and administrative expenses reflected the Company's commencement of operations, specifically the initial selling and shipping of its ACA JOE products in fiscal 1996. During the year ended September 30, 1996, net sales of $221,181 were recognized, and cost of goods sold was $182,709. While operating expenses were disproportionally large in relation to sales, management believes that if sales increase, design and general and administrative expenses will decline substantially as a percentage of sales. There can be no assurance, however, that the Company will operate profitably in the future.

FEDERAL TAXES

     Since its inception, the Company has been taxed as a "C" corporation. Accordingly the Company had available as of September 30, 1997 approximately $5,000,000 in net operating loss carryforwards to offset future federal taxable income until expiration in the year ending September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

     In September 1996, the Company realized net proceeds of approximately $5,267,000 from an initial public offering of common stock and warrants to purchase common stock. A portion of these proceeds was used to repay the approximately $550,000 of indebtedness then outstanding.

     The Company experienced losses from operations of $257,435 for the period from April 28, 1995 (inception) to September 30, 1995, $1,824,592 for the year ended September 30, 1996 and $3,032,755 for the year ended September 30, 1997. Since September 30, 1997, the Company has continued to experience losses from operations. Sales of the Company's ACA JOE line have not met expectations.

     The August 1997 acquisition of Cotton Stuff was designed to provide a revenue base for the Company from which to grow both the ACA JOE and Cotton Stuff lines. Due to the continued lack of sales of the ACA JOE products, however, the revenues from Cotton Stuff alone are not sufficient to sustain the Company. At September 30,1997, the Company's cash and equivalent balance was approximately $407,000, plus $174,000 was due from factors. At December 31, 1997, the cash and equivalent balance had decreased to approximately $280,000, and $170,000 was due from the Company's factor.

     At its currently projected level of operations, the Company will require additional capital sometime during the quarter ending March 31, 1998. In order to sustain operations until such time as positive cash flow can be achieved, the Company is considering available alternatives, including a strategic alliance and immediately implementing extreme cost cutting measures. In addition, the Company may seek to fund its operations through public or private offerings of securities, with collaborative or other arrangements with corporate partners or from other sources. Additional financing may not be available when needed or on terms acceptable to the Company. The Company may be required to delay, scale back or eliminate certain of its development programs, to relinquish rights to certain of its products, or to license to third parties the right to commercialize products the Company would otherwise seek to develop itself.

     In November 1996, following a decline in the market price of the Company's common stock, the Board authorized the Company's purchase of up to 150,000 shares of its common stock. From December 1996 to March 1997, the Company purchased 116,000 shares for a total of $145,790 ($1.258 per share). Management believes these purchases were in the best interests of the Company and its shareholders at the time, but at present there are no plans to purchase any additional shares.

ITEM 7.   FINANCIAL STATEMENTS.


                   PACIFIC COAST APPAREL COMPANY, INC. dba ACA JOE

                                  SEPTEMBER 30, 1997




                                      I N D E X





                                                                      Page No.
                                                                      --------

INDEPENDENT AUDITOR'S REPORT . . . . . . . . . . . . . . . . . . . . .   18

FINANCIAL STATEMENTS

     Balance Sheet as of September 30, 1997 . . . . . . . . . . . . .    19

     Statement of Operations for the Years Ended
        September 30, 1997 and 1996 . . . . . . . . . . . . . . . . .    20

     Statement of Cash Flows for the Years Ended
        September 30, 1997 and 1996 . . . . . . . . . . . . . . . . .  21 - 22

     Statement of Cash Flows - Supplemental Information
        for the Years Ended September 30, 1997 and 1996 . . . . . . .  23 - 24

     Statement of Stockholders' Equity for the Years
        Ended September 30, 1997 and 1996 . . . . . . . . . . . . . .    25

     Notes to Financial Statements. . . . . . . . . . . . . . . . . .  26 - 36

                                     [LETTERHEAD]


                             INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
Pacific Coast Apparel Company, Inc.
   dba ACA Joe


We have audited the accompanying balance sheet of Pacific Coast Apparel Company, Inc. dba ACA Joe as of September 30, 1997 and the related statements of operations, cash flows and stockholders' equity for the years ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Coast Apparel Company, Inc. dba ACA Joe as of September 30, 1997, and the results of its operations and its cash flows for the years ended September 30, 1997 and 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the financial statements, the Company has incurred significant losses from operations and has a net deficit in accumulated earnings. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 17. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





December 16, 1997, except for the last paragraph of
     Note 12, as to which the date is December 18, 1997
Los Angeles, California

                   PACIFIC COAST APPAREL COMPANY, INC. dba ACA JOE
                                    BALANCE SHEET

                                  SEPTEMBER 30, 1997





                            ASSETS

CURRENT ASSETS
     Cash and cash equivalents (Note 1)                         $   406,608
     Due from factors (Note 3)                                      173,577
     Accounts receivable (Notes 1, 3 and 7)                          52,665
     Inventories (Notes 1, 3, 4 and 7)                              865,326
     Prepaid expenses and other current assets                       17,637
     Note receivable, stockholder (Note 5)                           10,000
                                                                -----------

               Total Current Assets                               1,525,813

PROPERTY AND EQUIPMENT, at cost, net of accumulated
     depreciation (Notes 1, 6 and 7)                                138,011

OTHER ASSETS                                                         19,739
                                                                -----------

                                                                $ 1,683,563
                                                                -----------
                                                                -----------

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                           $   241,303
     Accrued expenses                                               180,992
     Current maturities of long-term debt (Note 7)                   98,000
                                                                -----------

               Total Current Liabilities                            520,295

LONG-TERM DEBT, LESS CURRENT MATURITIES (Note 7)                    230,355

NEGATIVE GOODWILL (Note 1)                                          172,566

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY (Notes 1, 9, 11, 12, 15 and 16)
     Preferred stock
          Authorized, 600,000 shares
          No shares outstanding                                         -
     Common stock, no par value
          Authorized, 10,000,000 shares
          Issued and outstanding 2,958,000 shares                 5,452,718
     Additional paid-in capital                                     479,860
     Deficit                                                     (5,172,231)
                                                                -----------

               Total Stockholders' Equity                           760,347
                                                                -----------

                                                                $ 1,683,563
                                                                -----------
                                                                -----------

                    See accompanying independent auditors' report
                          and notes to financial statements

                   PACIFIC COAST APPAREL COMPANY, INC. dba ACA JOE
                               STATEMENT OF OPERATIONS



                                                  Year Ended September 30,
                                                 --------------------------
                                                    1997           1996
                                                 -----------    -----------

NET SALES (Notes 1 and 14)                       $ 1,270,482    $   221,181

COST OF GOODS SOLD                                 1,943,187        182,709
                                                 -----------    -----------

GROSS (LOSS) PROFIT                                 (672,705)        38,472

OPERATING EXPENSES
     Design and production                           226,828        353,950
     Selling                                         748,535        339,008
     Shipping                                         91,347         26,645
     General and administrative                    1,314,147        957,433
     Interest (income) expense (Note 15)             (20,807)       186,028
                                                 -----------    -----------

               Total Operating Expenses            2,360,050      1,863,064
                                                 -----------    -----------
LOSS BEFORE INCOME TAXES                          (3,032,755)    (1,824,592)

PROVISION FOR INCOME TAXES
     (Notes 1 and 10)                                 (2,668)        (2,336)
                                                 -----------    -----------

NET LOSS                                         $(3,035,423)   $(1,826,928)
                                                 -----------    -----------
                                                 -----------    -----------


NET LOSS PER SHARE (Note 8)                            (1.02)         (0.99)

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING (Note 8)                   2,974,000      1,850,000


                    See accompanying independent auditors' report
                          and notes to financial statements

                   PACIFIC COAST APPAREL COMPANY, INC. dba ACA JOE
                               STATEMENT OF CASH FLOWS

                             INCREASE (DECREASE) IN CASH



                                                    Year Ended September 30,
                                                  ----------------------------
                                                      1997            1996
                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                      $(3,035,423)   $(1,826,928)
                                                   -----------    -----------
     Adjustments to reconcile net loss to
          net cash used by operating activities:
          Depreciation                                  35,888          2,772
          Amortization of deferred income                  -          (10,000)
          Amortization of loan discount                    -          162,500
          Issuance of stock for services                 4,500         57,500
          Changes in assets and liabilities,
               net of effect of assets and
               liabilities acquired
                    Increase in due from factors      (105,999)           -
                     (Decrease) increase in due
                         to factors                     (5,000)         5,000
                    Increase in accounts
                         receivable                    (46,799)           -
                    Decrease (increase) in
                         inventories                     7,925       (257,083)
                    Decrease in prepaid expenses
                         and other current assets       12,849          7,721
                    Increase in other assets            (5,957)           -
                    Decrease (increase) in
                         advances to contractor         30,000        (30,000)
                    Increase in accounts payable        84,767         44,240
                    Increase in accrued expenses        34,909         43,600
                                                   -----------    -----------

                    Total Adjustments                   47,083         26,250
                                                   -----------    -----------

                    Net Cash Used by Operating
                         Activities                 (2,988,340)    (1,800,678)


                    See accompanying independent auditors' report
                          and notes to financial statements

                   PACIFIC COAST APPAREL COMPANY, INC. dba ACA JOE
                               STATEMENT OF CASH FLOWS

                             INCREASE (DECREASE) IN CASH





                                                      Year Ended September 30,
                                                    --------------------------
                                                        1997           1996
                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                (165,385)          (199)
     Net payment for acquisition of net assets         (401,905)           -
     Decrease (increase) in short-term investments    3,699,551     (3,699,551)
     Increase in note receivable, stockholder           (10,000)           -
     Decrease in loans payable, officer                  (6,899)           -
                                                    -----------    -----------

                     Net Cash Provided (Used) by
                         Investing Activities         3,115,362     (3,699,750)

CASH FLOWS FROM FINANCING ACTIVITIES
     Decrease in loans receivable,
          officer/stockholder                       $       -      $    14,027
     Payments of loans payable,
          officer/stockholder                               -             (236)
     Proceeds from issuance of common stock:
          Public offering                                   -        5,266,338
          Other                                             -              670
     Proceeds from issuance of preferred stock              -          150,000
     Principal payments on long-term debt                  (851)        (2,156)
     Payment of dividends                                   -          (51,645)
     Proceeds from long-term debt                       325,000            -
     Reacquisition of common stock                     (154,540)           -
                                                    -----------    -----------

                Net Cash Provided by Financing
                    Activities                          169,609      5,376,998
                                                    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                   296,631       (123,430)

CASH AND CASH EQUIVALENTS, beginning                    109,977        233,407
                                                    -----------    -----------

CASH AND CASH EQUIVALENTS, ending                   $   406,608    $   109,977
                                                    -----------    -----------
                                                    -----------    -----------


                    See accompanying independent auditors' report
                          and notes to financial statements

                   PACIFIC COAST APPAREL COMPANY, INC. dba ACA JOE
                  STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION





                                                   Year Ended September 30,
                                                  -------------------------
                                                     1997           1996
                                                  ----------     ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the year for:
          Interest                                $   28,179     $   23,528
          Income taxes                                 1,618          2,336




SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
     AND FINANCING ACTIVITIES

     During the year ended September 30, 1997, the Company reacquired
     121,000 shares of common stock for $154,540. The difference between the original issuance price and the reacquisition price of $306,610 has been reflected on the accompanying financial statements as an increase in additional paid-in capital.

     On August 22, 1997, the Company acquired certain assets and assumed certain liabilities of Cotton Stuff, Inc. as follows:

               Fair value of assets acquired (all current)       $  793,193
               Liabilities assumed (all current)                    145,627
                                                                 ----------
                                                                    647,566

               Less: negative goodwill resulting from the
                    net asset acquisition                           172,566
                                                                 ----------
               Purchase price                                       475,000
               Less: cash acquired                                   73,095
                                                                 ----------

               Net cash paid for acquisition of net assets       $  401,905
                                                                 ----------
                                                                 ----------

     During the year ended September 30, 1996, all of the outstanding preferred stock with a cost of $575,000 was converted to common stock.

     During the year ended September 30, 1997, the Company issued 9,000 shares of common stock with a value of $4,500 for services.


                    See accompanying independent auditors' report
                          and notes to financial statements

                   PACIFIC COAST APPAREL COMPANY, INC. dba ACA JOE
                  STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION





SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
     AND FINANCING ACTIVITIES (Continued)

     During the year ended September 30, 1996, the Company issued 23,000 shares of common stock with a value of $57,500 for services.

     During the year ended September 30, 1996, the Company issued 65,000 warrants with a value of $162,500 in consideration of a $400,000 loan. The $162,500 is reflected as additional paid-in capital.

     During the year ended September 30, 1996, the Company obtained a working capital loan from an institutional lender in the amount of $100,000 and loans from officers in the amount of $30,000. These loans were repaid prior to September 30, 1996.


                    See accompanying independent auditors' report
                          and notes to financial statements

                   PACIFIC COAST APPAREL COMPANY, INC. DBA ACA JOE
                          STATEMENT OF STOCKHOLDERS' EQUITY

                        YEAR ENDED SEPTEMBER 30, 1997 AND 1996



                                                                                     Additional                       Total
                                               Common Stock       Preferred Stock     Paid-in                      Stockholders'
                                            -----------------     ---------------     Capital       Deficit           Equity
                                            Shares     Amount     Shares   Amount    (Note 15)      (Note 1)       (Deficiency)
                                            ------     ------     ------   ------     -------        ------         ----------
Balance, October 1, 1995                 1,400,000  $  20,610   170,000  $425,000   $     -    $  (258,235)          $ 187,375

Issuance of stock for services              23,000     57,500       -         -           -            -                57,500

Sale of stock                                2,000         20    60,000   150,000         -            -               150,020

Value of warrants issued in connection
     with a loan                               -          -         -         -       162,500          -               162,500

Exercise of warrants                        65,000        650       -         -           -            -                   650

Conversion of preferred stock to
     common stock                          230,000    575,000  (230,000) (575,000)        -            -                   -

Issuance of stock in public offering     1,350,000  5,266,338       -         -                        -             5,266,338

Dividends on preferred stock                   -          -         -         -           -        (51,645)            (51,645)

Net loss for the year ended
     September 30, 1996                        -          -         -         -           -     (1,826,928)         (1,826,928)
                                         --------- ----------  --------  --------   ---------   ----------          ----------

Balance, September 30, 1996              3,070,000  5,920,118       -         -       162,500   (2,136,808)          3,945,810

Reacquisition of stock during the
     year ended September 30, 1997        (121,000)  (471,900)      -         -       317,360          -              (154,540)

Issuance of stock for services               9,000      4,500       -         -           -            -                 4,500

Net loss for the year ended
     September 30, 1997                        -          -         -         -          -      (3,035,423)         (3,035,423)
                                         --------- ----------  --------  --------   ---------   ----------          ----------

Balance, September 30, 1997              2,958,000 $5,452,718       -    $    -    $  479,860  $(5,172,231)        $   760,347
                                         --------- ----------  --------  --------   ---------   ----------          ----------
                                         --------- ----------  --------  --------   ---------   ----------          ----------


                    See accompanying independent auditors' report
                          and notes to financial statements.

                   PACIFIC COAST APPAREL COMPANY, INC. dba ACA JOE
                            NOTES TO FINANCIAL STATEMENTS

                                  SEPTEMBER 30, 1997





     1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          BUSINESS

          The Company was incorporated in the state of California in 1995 and was in the development stage through September 30, 1995. The Company manufactures men's and boys' casual apparel for sale to retailers throughout the United States, as well as sublicenses the utilization of the "Aca Joe" trademarks (Note 11). The Company has only one reportable industry segment, apparel manufacturing. The deficit accumulated during the development stage to September 30, 1995 was $258,235.

          CASH AND CASH EQUIVALENTS

          Cash and cash equivalents include money market accounts with original maturities of three months or less.

          ACCOUNTS RECEIVABLE

          For non-factored sales, the Company assumes the credit risk and grants credit to customers generally without collateral.

          INVENTORIES

          Inventories are stated at the lower of cost (first-in, first-out method) or market.

          PROPERTY AND EQUIPMENT

          Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets.

          Leasehold improvements are depreciated on the straight-line method over the term of the lease or estimated useful life, whichever is shorter.

          Expenditures for repairs and maintenance are charged to expense when incurred. In addition, major renewals and replacements that increase the property's useful life are capitalized.

          REVENUE RECOGNITION

          Revenues are recognized when a product is shipped to customers. Customer returns are allowed only for quality control and other related matters. Such returns are estimated and provided for in the period of sale when significant.

                   PACIFIC COAST APPAREL COMPANY, INC. dba ACA JOE
                            NOTES TO FINANCIAL STATEMENTS

                                  SEPTEMBER 30, 1997





     1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          USE OF ESTIMATES

          Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses. Actual results could vary from the estimates that were used.

          CONCENTRATION OF CREDIT RISK

          The Company maintains accounts with two banks which include cash and cash equivalents. Cash balances are insured up to $100,000 by a government agency. Due to the nature of the cash and cash equivalents, management does not believe that significant risk of loss exists.

          PUBLIC OFFERING

          During August 1996, the Company completed a public offering and sold 1,350,000 units of common stock consisting of one share of common stock and one redeemable stock purchase warrant to acquire one share of common stock at $6.00 per unit. Common stock has been reflected for the proceeds, net of related expenses of the offering. The net proceeds to the Company were approximately $5,270,000.

          INCOME TAXES

          Income taxes are provided for the tax effect of transactions included in the financial statements and consist of state income taxes currently payable.

          Deferred income taxes are recognized for the tax effect of temporary differences between the bases of assets and liabilities for financial statement and income tax purposes. Deferred income taxes are also recognized for the income tax benefit of net operating losses that are available to offset future taxable income, if any. Valuation allowances are established when necessary to reduce deferred income tax benefits to estimated realizable amounts.

                   PACIFIC COAST APPAREL COMPANY, INC. dba ACA JOE
                            NOTES TO FINANCIAL STATEMENTS

                                  SEPTEMBER 30, 1997





     1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          SIGNIFICANT TRANSACTIONS

          On August 22, 1997, the Company acquired certain assets and assumed certain liabilities of Cotton Stuff, Inc. and also took over their related business and operations. Cotton Stuff, Inc. operated as a manufacturer of casual sportswear and sold to specialty retailers throughout the United States. The purchase price of the net assets acquired is $475,000. This transaction has been accounted for using the purchase method of accounting and the accompanying financial statements include the results of these operations from August 22, 1997 to September 30, 1997. A new subsidiary was formed by the Company and the intent was that the operations acquired would be included in this new entity. However, as of September 30, 1997, stock has not yet been issued and the new entity is inactive. Therefore, for financial statement purposes, the operations acquired of Cotton Stuff, Inc. are reflected as a division of the Company and no further reference is being made to a subsidiary.

          Negative goodwill of approximately $173,000 as of September 30, 1997, results from the amount of the fair value of the above net assets acquired that exceeds the purchase price. The negative goodwill will be amortized over a period of 15 years using the straight-line method.


     2 -  ACQUISITION OF COTTON STUFF, INC.'S NET ASSETS

          The following table reflects the unaudited pro-forma combined results of operations of the Company and the Cotton Stuff, Inc. operations assuming that the acquisition had taken place at the beginning of each fiscal year presented:

                                                   1997           1996
                                               -----------    -----------
             Net sales                         $ 4,851,000    $ 6,016,000
             Net loss                           (3,088,000)    (2,086,000)
             Net loss per common share               (1.04)         (1.13)
             Shares used in computation          2,974,000      1,850,000

          The unaudited pro-forma information above has been prepared assuming Cotton Stuff, Inc. had been acquired as of the beginning of the periods presented. The pro-forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of those dates. In addition, the pro-forma information is not intended to be a projection of future results and does not reflect any reduction (or increase) of expenses that may result from the integration of Cotton Stuff, Inc.'s operations with the Company.

                   PACIFIC COAST APPAREL COMPANY, INC. dba ACA JOE
                            NOTES TO FINANCIAL STATEMENTS

                                  SEPTEMBER 30, 1997




     3 -  DUE FROM FACTORS

          The Company uses factors for credit administration and working capital purposes. Under the factoring agreements, the factors purchase a substantial portion of the Company's trade accounts receivable and assume substantially all credit risks with respect to such accounts. Receivables sold in excess of maximums established for each account by the factors are subject to recourse in the event of non-payment by the customer. At September 30, 1997, items subject to such recourse were not material. To the extent that the Company draws on funds prior to the average maturity date of accounts receivable sold to the factors, the Company pays interest on such funds. The Company is contingently liable to the factors for merchandise disputes, customer claims, and the like, on receivables sold to the factors. The Company has granted to one factor a security interest in any of the Company's accounts receivable and inventories.


     4 -  INVENTORIES

          Inventories consist of the following:

                    Raw materials                           $  536,914
                    Work in process                            100,606
                    Finished goods - warehouse                 202,806
                    Finished goods - retail store               25,000
                                                            ----------
                                                            $  865,326
                                                            ----------
                                                            ----------


     5 -  NOTE RECEIVABLE, STOCKHOLDER

          Note receivable, stockholder, is unsecured, bears interest at 10% per annum and is due on demand.


     6 -  PROPERTY AND EQUIPMENT

          Property and equipment consist of the following:

                    Office equipment                        $   42,342
                    Leasehold improvements                      24,004
                    Furniture and fixtures                     113,097
                                                            ----------
                                                               179,443
                    Accumulated depreciation                    41,432
                                                            ----------
                                                            $  138,011
                                                            ----------
                                                            ----------

                   PACIFIC COAST APPAREL COMPANY, INC. dba ACA JOE
                            NOTES TO FINANCIAL STATEMENTS

                                  SEPTEMBER 30, 1997




     7 -  LONG-TERM DEBT

          Long-term debt consists of the following:

               Contracts payable, secured by equipment
               costing $6,467, due in installments of
               approximately $180 per month, including
               interest through September 1998              $    2,049

               Note payable, factor, bearing interest
               at prime plus 2.5% (prime rate is 8.50%
               as of September 30, 1997), payable in 36
               installments.  Security interests are
               the same as those described in Note 3           326,306
                                                            ----------
                                                               328,355
               Current maturities                               98,000
                                                            ----------

                                                            $  230,355
                                                            ----------
                                                            ----------

          Minimum future payments on long-term debt are as follows:

                         Year Ending
                         September 30,
                         -------------
                              1998                          $   98,000
                              1999                             108,000
                              2000                             122,000
                                                            ----------

                                                            $  328,000
                                                            ----------
                                                            ----------

          The fair value of long-term debt approximates its carrying value based on current interest rates and the insignificant balance of the contracts payable.


     8 -  LOSS PER SHARE

          Loss per share computation for the years ended September 30, 1997 and 1996 is based upon the weighted average number of shares outstanding in each period and does not include the assumed conversion of convertible preferred stock nor the assumed exercise of stock purchase warrants and stock options because the effect of such inclusion would be to decrease the net loss per share.

                   PACIFIC COAST APPAREL COMPANY, INC. dba ACA JOE
                            NOTES TO FINANCIAL STATEMENTS

                                  SEPTEMBER 30, 1997




     9 -  PREFERRED STOCK

          The preferred stock is noncumulative and is convertible into one share of common stock for each share of preferred stock.

          Other characteristics of the preferred stock are as follows:

                    Voting rights - The preferred stock shall have the same voting rights per share as the common stock, one vote per share.

                    Dividends - The preferred stock shall participate in dividends on the same basis as common stock.

          In the event of a liquidation, a portion of the preferred stock will have a first claim over and above the common stock on the net assets of the Company in the amount of $2.50 per share. The Board of Directors from time to time may designate other preference rights.

          During the year ended September 30, 1996, the Company issued 60,000 shares of preferred stock for $150,000. Also, in fiscal 1996, all of the outstanding shares of preferred stock totaling 230,000 shares were converted into 230,000 shares of common stock. There is no preferred stock outstanding as of September 30, 1997.


     10 - INCOME TAXES

          The Company has available approximately $5,000,000 as of September 30, 1997 in federal net operating loss carryforwards which can be used to offset future federal taxable income, if any, until its expiration through the year ending September 30, 2012.

          For state income tax purposes, the Company also has available approximately $5,000,000 in net operating loss carryforwards which can be used to offset future state taxable income, if any, until its expiration through the year ending September 30, 2002.

                   PACIFIC COAST APPAREL COMPANY, INC. dba ACA JOE
                            NOTES TO FINANCIAL STATEMENTS

                                  September 30, 1997




     11 - COMMITMENTS AND CONTINGENCIES

          LEASES

          The Company leases its office and warehouse facilities through March 2000. Additionally, the Company leases two showrooms under noncancellable leases through October 2000 and a retail store under a lease that expires in September 2001. Rent expense for the years ended September 30, 1997 and 1996 approximates $110,000 and $77,000, respectively.

          Minimum future lease payments are as follows:

                         Year Ending
                         September 30,
                         -------------
                              1998                          $  227,000
                              1999                             227,000
                              2000                             159,000
                              2001                              39,000
                                                            ----------

                                                            $  652,000
                                                            ----------
                                                            ----------

          ROYALTY AGREEMENT

          The Company has a licensing agreement whereby the Company has the exclusive right to design, manufacture and sell products utilizing the "Aca Joe" trademarks. The Company is required to pay the greater of royalties ranging from 1% to 4% of net sales of the related products or minimum royalties.

          The agreement specifies amounts based on a royalty year ending in May. Minimum royalties are indicated below based on a May year-end and they approximate amounts based on the Company's fiscal year-end. Minimum royalties are as follows:

                           Royalty
                         Year Ending
                           May 31,
                         -----------
                           1998                            $    50,000
                           1999                                120,000
                           2000                                180,000
                           2001                                200,000
                           2002                                200,000
                        2003 - 2005                            600,000
                        2006 - 2010                          1,500,000
                    Each year thereafter                       400,000

                   PACIFIC COAST APPAREL COMPANY, INC. dba ACA JOE
                            NOTES TO FINANCIAL STATEMENTS

                                  SEPTEMBER 30, 1997





     11 - COMMITMENTS AND CONTINGENCIES (Continued)

          ROYALTY AGREEMENT (Continued)

          Royalty expense for the years ended September 30, 1997 and 1996 amounted to $25,000 and $17,917, respectively.

          In addition, the agreement allows the Company to sublicense the use of these trademarks to other business entities (sublicensees). The Company will be required to pay to the licensor the greater of one-half of all royalty income received by the Company from the sublicensee or 2% of the net sales of related product by the sublicensee.

          An officer/stockholder of the Company is also a stockholder of the entity (licensor) providing this royalty agreement.

          STOCK PURCHASE WARRANTS

          In conjunction with the public offering (Note 1), the Company has outstanding warrants to purchase up to 1,350,000 shares of the Company's common stock at $6.00 per share through 2001 and also has outstanding warrants to purchase up to 270,000 shares of common stock through 2001 at an approximate average price of $6.00 per share. During the year ended September 30, 1997, the Company issued additional warrants to purchase up to 75,000 shares of common stock at $1.00 per share through July 31, 2002.

          EMPLOYMENT AGREEMENTS

          Effective September 16, 1996, the Company entered into an employment agreement with an officer. The agreement provides for an annual salary of $150,000 per year, plus 1% of the Company's annual sales up to $50,000,000, plus participation in the Company's executive bonus
          plan.   If the Company terminates the agreement or if the officer
          terminates due to death or disability, the officer is entitled to a minimum of two years base salary. The officer has terminated employment as of September 30, 1997 and this matter is included in the disputes discussed in this note under "Contingencies".

                   PACIFIC COAST APPAREL COMPANY, INC. dba ACA JOE
                            NOTES TO FINANCIAL STATEMENTS

                                  SEPTEMBER 30, 1997




     11 - COMMITMENTS AND CONTINGENCIES (Continued)

          CONTINGENCIES

          The Company is involved in various legal disputes with a potential total liability to the Company of approximately $300,000. Outside counsel for the Company has advised that at this stage in the proceedings, an opinion as to the probable outcome can not be made. However, management of the Company believes that the ultimate outcome of these matters will not have a material adverse effect upon the Company's financial position.


     12 - STOCK OPTION PLAN

          The Company has a stock option plan which provides for the granting of up to 300,000 shares of common stock. The option price per share will be fixed on the date the option is granted and the maximum term of an option may not exceed ten years. The option price will be not less than the fair value of the stock at the date of grant.

          Stock option activity during the year ended September 30, 1997 is as follows:

                                                                  Option
                                                    Shares        Price
                                                  ----------  -------------

               Outstanding as of October 1, 1996         -     $    -
               Granted during the year ended
                  September 30, 1997                 215,000   1.00 to 4.50
               Canceled during the year ended
                  September 30, 1997                 100,000       4.50
                                                   ---------
               Outstanding as of September 30, 1997  115,000   1.00 to 4.50
                                                   ---------
                                                   ---------


          There were no options granted or outstanding prior to October 1, 1996.

          Subsequent to September 30, 1997, options were granted to purchase up to 75,000 shares at $.75 per share.

                   PACIFIC COAST APPAREL COMPANY, INC. dba ACA JOE
                            NOTES TO FINANCIAL STATEMENTS

                                  SEPTEMBER 30, 1997




     13 - DEFERRED INCOME TAXES

          Components of the Company's gross deferred tax balance and deferred tax asset valuation allowance are as follows:

               Deferred tax assets
                   Net operating loss carryforwards             $ 2,000,000
               Tax basis of inventory greater than
                   book basis                                        28,000
               Less valuation allowance                          (2,028,000)
                                                                -----------
                    Net deferred taxes                          $       -
                                                                -----------
                                                                -----------

          100% valuation allowance is necessary due to the uncertainty of future earnings and the resultant realization of future tax benefits.


     14 - MAJOR CUSTOMERS

          For the year ended September 30, 1997, approximately 10% of the Company's sales were to one customer. For the year ended September 30, 1996, approximately 52% of the Company's sales were to two customers, of which one customer accounted for 40% of sales. All receivables were sold to the Company's factor.


     15 - ADDITIONAL PAID-IN CAPITAL

          Prior to the public offering in August 1996 (Note 1), the Company entered into a $400,000 unsecured loan transaction with a group of institutional and individual investors. The loan carried an interest rate of 10% and matured on the date of the public offering. In connection with this loan, the Company issued warrants to purchase a total of 65,000 shares of common stock at an exercise price of $.01 per share. All of the warrants have been exercised. The fair value of the warrants granted on the 65,000 shares is $162,500 and has been accounted for as additional paid-in capital and a discount on the above loan. The fair value is based upon an estimate of the relative fair value of the warrants compared to the debt. The amount of the discount of $162,500 is included in interest expense for the year ended September 30, 1996.

                   PACIFIC COAST APPAREL COMPANY, INC. dba ACA JOE
                            NOTES TO FINANCIAL STATEMENTS

                                  SEPTEMBER 30, 1997





     16 - REACQUISITION OF COMPANY STOCK

          During the year ended September 30, 1997, the Company reacquired 121,000 shares of its common stock for $154,540.


     17 - GOING CONCERN

          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. However, the Company sustained a loss of approximately $3,000,000 for the year ended September 30, 1997 and as of September 30, 1997, the Company's accumulated deficit is approximately $5,200,000.

          In order to generate profitable operations, the Company needs to increase its sales volume and reduce operating overhead. In addition, to continue as a going concern, the Company may need an infusion of additional capital.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On June 28, 1996, the Company dismissed Chaskes & Company, Certified Public Accountants, as the Company's principal accountants. On the same date, the Company engaged Fineman West & Co. LLP as its new principal accountants to audit its financial statements for the fiscal period and year ended
September 30, 1995 and 1996, respectively. These decisions were made with the approval of the Company's Board of Directors.

     The Company believes, and has been advised by Chaskes & Company that it concurs in such belief, that (a) Chaskes & Company's report on the Company's financial statements for the period from inception through September 30, 1995 did not contain any adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles, and (b) there was no disagreement between the Company and Chaskes & Company on any matter of accounting principles or practices, financial statement disclosure, or accounting scope or procedure which, if not resolved to the former accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement in such report.

                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

                                      MANAGEMENT

     The following table sets forth the names and year of birth of the Company's directors, executive officers, and key employees.

NAME                            YEAR OF BIRTH           POSITION
----                            -------------           --------

Terrence L. McGovern                1949                Chief Executive Officer,
                                                        Chairman of the Board of
                                                        Directors and Secretary

James A. McDermott                  1936                Director

Stuart Bryer                        1927                General Manager

Michael Mote                        1955                Controller

Alan I. Annex (1),(2)               1961                Director

Lawrence N. Hurwitz (1),(2)         1939                Director

(1)  Compensation Committee member
(2)  Audit Committee member

     Mr. McGovern is the founder of the Company, and he has served in the above positions since the Company's formation in April 1995. From 1992 to 1995, Mr. McGovern was chief executive officer of YBM Development Company, which franchises food concepts and performs management consulting functions. From 1990 to 1992, Mr. McGovern was chief executive officer of Integrated Consortium, Inc., which provided consulting services in the areas of finance, marketing and operations to consumer products companies. From 1988 to 1990, Mr. McGovern was chief operating officer of William & Clarissa, a manufacturer and marketer of upscale children's toiletries. From 1978 until 1988, Mr. McGovern served as chief executive officer of The McGovern Company, Inc., owner of food franchises, restaurants and men's retail apparel outlets.

     Mr. McDermott has served as President and Chief Operating Officer of the Company from April 1995 to December 1997, but has been terminated in order to conserve costs. From 1991 to 1994, he was president of Choose, a private label apparel manufacturer. From 1990 to 1991, Mr. McDermott served as president of Catalina Swimwear and Sportswear. From 1988 to 1990, Mr. McDermott acted as a consultant with the public accounting firm of Stonefield Josephson, where he developed an apparel software accounting package. From 1984 to 1987, Mr. McDermott served as president of Fashion Portfolio, a former subsidiary of Levi Strauss & Co., which designed, manufactured and marketed men's sportswear. From 1963 to 1984, Mr. McDermott served in various management positions with Levi Strauss & Co., including sr. vice president of marketing, president, Levi Strauss USA Group 11, and president of Levi Strauss & Co. Womenswear Division.

     Mr. Bryer was hired as General Manager in August 1997. He was the managing owner of Cotton Stuff, Inc., since its inception in 1993. Previously, Mr. Bryer owned and operated Grand Final..

     Mr. Mote was hired in Controller in 1997. He was the controller for Cotton Stuff, Inc. since its inception in January 1993. Previously, Mr. Mote managed a small chain of retail clothing stores.

     Mr. Annex was elected a Director in November 1995. He serves as a designee of National Securities Corp. pursuant to provisions of the Company's underwriting agreement in connection with its initial public offering. He has been a partner at Camhy Karlinsky & Stein LLP since July 1995. From July 1994 to June 1995, Mr. Annex was of counsel to the firm. From January 1993 to June 1994, Mr. Annex was associated with Proskauer Rose Goetz & Mendelsohn and prior thereto he was associated with Shea & Gould. Mr. Annex is a director of Marketing Services Group, Inc.

     Mr. Hurwitz was elected a Director in January 1996.  Since 1988,
Mr. Hurwitz has served as the chief executive officer of Lawrence Financial Partners, a firm specializing in merchant and investment banking transactions. From 1973 to 1988, Mr. Hurwitz served as president and chief executive officer of Western Junction, an 80 store men's apparel retailer.

ITEM 10.  EXECUTIVE COMPENSATION.

                             SUMMARY COMPENSATION TABLE

     The following table sets forth the compensation paid by the Company to the chief executive officer and the next most highly compensated officer (the "Named Executive Officers") for services rendered during the fiscal years ended September 30, 1997 and 1996 and the period from July 1 to September 30, 1995. The Company did not start paying salaries until July 1, 1995.

NAME AND
PRINCIPAL POSITION                  FISCAL YEAR                     SALARY
------------------                  -----------                     ------

Terrence L. McGovern                    1997                       $108,000
     Chairman of the Board and          1996                        100,670
     Chief Executive Officer            1995                         21,000

James A. McDermott                      1997                       $108,000
     President and Chief                1996                        104,700
     Operating Officer                  1995                         24,000

EMPLOYMENT AGREEMENTS

     Mr. McGovern entered into an employment agreement with the Company in May 1996 pursuant to which Mr. McGovern serves as the Company's chief executive officer. The term of the agreement is for a period of two years at a base salary of $109,000, with a bonus at the discretion of the Board of Directors.

     Mr. McDermott entered into an employment agreement with the Company in May 1996 to serve as the Company's president and chief operating officer. The term of the agreement is for a period of two years, at a base salary of $109,000, with a bonus at the discretion of the Board of directors.

     In conjunction with the purchase of the Cotton Stuff assets, the Company entered into an employment agreement with Stuart Bryer, a former Cotton Stuff officer. The agreement calls for Mr. Bryer to serve as the Company's General Manager for a period of six months. Mr. Bryer receives a base compensation of $156,000 per annum. As additional compensation, the Company has granted
Mr. Bryer a five-year employee stock option agreement under the Company's stock option plan to purchase 100,000 shares of its common stock at $1.00 per share.

     In October 1997, the Company entered into a one-year employment agreement with Mr. Dorian Bolick. Mr. Bolick serves as the Designer/Merchandiser of the ACA JOE brand. Mr. Bolick receives annual compensation of $80,000.

     The Company entered into an employment agreement dated September 16, 1996 with Jill Grossman pursuant to which Ms. Grossman served as the Company's executive vice-president and national sales manager at a base salary of $150,000 plus a commission of one percent of annual sales up to $50,000,000 (a maximum commission of $500,000) plus participation in any executive bonus plan. Ms. Grossman left the Company in July 1997, due to pregnancy complications which she has asserted entitle her to approximately $200,000 severance pay. The Company has taken the position that Ms. Grossman is free to return at the conclusion of her pregnancy/maternity leave, and that no severance compensation is due.

STOCK OPTION PLAN AND OTHER STOCK OPTIONS

The Company adopted a Stock Option Plan on November 15, 1996. The Plan authorizes the grant of options to officers and other employees, non-employee directors, and consultants for a maximum of 300,000 shares of the Company's common stock. The maximum number of shares for which options may be granted under the Plan to any one person in any calendar year is 50,000 shares. The Plan was adopted by the Board of Directors and is not subject to shareholder approval, and may be amended by the Board without shareholder approval. Options granted under the plan to officers and directors are intended to be exempt from
Section 16(b) of the Securities Exchange Act of 1934 pursuant to Rule 16b-3 thereunder.

     The Board has granted the following stock options which remain outstanding. There were no grants in fiscal 1997 to the Named Executive Officers.

     a. Five-year options granted under the Plan on November 15, 1996 to Messrs. Annex and Hurwitz each for 5,000 shares at $4.50 per share, fully vested. The Company also has a policy of granting non-employee directors an option for 2,500 shares annually as part of their compensation for serving as a director, pursuant to which on March 26, 1997, Messrs. Annex and Hurwitz each received five-year options under the Plan for an additional 2,500 shares at $4.50 per share.

     b. On August 1, 1997, two principals of the Company's public relations firm received non-Plan, five-year options totalling 75,000 at $1.00 per share.

     c. On August 22, 1997, Stuart Bryer received a non-Plan five-year option to purchase 100,000 shares at $1.00 per share, which option was granted to him in connection with the Company's acquisition of the assets of Cotton Stuff, Inc., which company was principally owned by Mr. Bryer.

     d. On December 18, 1997, Michael Mote received a ten-year option under the Plan for 50,000 shares at $.75 per share and another employee received a ten-year option Plan for 25,000 shares at $.75 per share.

     On September 30, 1997, the closing sale price for the Company's common stock on the Nasdaq SmallCap Market was $.75 per share.

COMPENSATION OF DIRECTORS

     The Company pays $300 per Board meeting attended to each director who is not an officer or employee of the Company. All directors are entitled to reimbursement of expenses incurred in traveling to and from Board meetings. Directors also receive a five-year stock option for 5,000 shares upon becoming director, and annually receive an additional option for 2,500.

INDEMNIFICATION OF DIRECTORS AND OFFICERS AND LIMITATION OF DIRECTORS' LIABILITY

     The Company has adopted provisions in its Articles of Incorporation that eliminate, to the fullest extent permissible under California law, the liability of its directors to the Company for monetary damages. Such limitation of liability does not affect the availability of equitable remedies such as injunctive relief, rescission or damages. The Company's Bylaws provide that the Company shall indemnify its directors and officers to the fullest extent permitted by California law, including in circumstances in which indemnification is otherwise discretionary under California law.

     Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors and officers of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. At the present time, there is no pending litigation involving a director, officer, employee or other agent of the Company in which indemnification would be required or permitted. The Company is not aware of any threatened litigation or proceeding that may result in a claim for such indemnification.

ITEM 11.  SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information with respect to beneficial ownership of the Company's common stock as of January 2, 1997 by
(i) each executive officer of the Company, (ii) each director of the Company,
(iii) all directors and executive officers of the Company as a group, and
(iv) each person known by the Company to be the beneficial owner of more than five percent of the common stock.

NAMES AND ADDRESSES OF BENEFICIAL OWNER

NO. OF SHARES
PERCENT OF CLASS                       NO. OF SHARES         PERCENT OF CLASS
----------------                       -------------         ----------------
Terrence L. McGovern                       990,000                33.5%
50 Ridgecrest Road
Kentfield, CA  97904

James A. McDermott                         370,500                12.5%
22522 Malden Street
West Hills, CA  91304

Complete Management, Inc.                  154,500                 5.2
254 West 31st St.
New York, NY 10001

Alan I. Annex                                7,500                   *

Lawrence N. Hurwitz                          7,500                   *

All Directors and Executive              1,375,500                46.2%
Officers as a group
(4 persons)

   *  Less than 1% of outstanding shares of Common Stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In May 1995, the Company entered into the License Agreement with Action Down Under, Ltd., an entity that owns the exclusive right to source and use the "ACA JOE" name in the United States. The License Agreement gives the Company an exclusive United States license to source, under the name and style "ACA JOE." Mr. McGovern, the chairman of the board and chief executive officer of the Company, holds a 17% equity interest in the licensor. Mr. McGovern's ownership interest in Action Down Under, Ltd. represents a conflict of interest vis-a-vis his fiduciary obligations to the Company.

     In March 1996, the Company borrowed $30,000 in total from Messrs.
McGovern, McDermott and Ankeny (a former officer). Each loaned the Company $10,000 pursuant to certain promissory notes bearing interest at the rate of 18% per annum and maturing at the earlier of the close of the Company's initial public offering or March 31, 1997. The loans were repaid in September 1996.
The proceeds from these loans were used for working capital and general corporate purposes.

     On September 17, 1996, Mr. McDermott borrowed $10,000 from the Company, which is payable with interest at 10%. Interest has been paid through September 30, 1997; the loan balance will offset any amount owed by the Company to Mr. McDermott in connection with the recent termination of Mr. McDermott's employment.

     In October 1996, the Company purchased 5,000 shares of its common stock for a total of $8,750 from a former officer, Mitchell Porigow, in connection with a dispute over his severance from the Company.

     In August 1997, Mr. Hurwitz received a finder's fee of $7,500 from Capital Factors in connection with that company's becoming the Company's factor incident to the Cotton Stuff acquisition.

     All future transactions, including loans, between the Company and its officers, directors, principal shareholders and affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors on the Board of Directors, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

3.1 Registrant hereby incorporates by reference Registrant's Articles of Incorporation, filed as Exhibit 3.1 to Registrant's Form SB-2 (File No. 333-5292LA) (the "Form SB-2")

3.2.1 Registrant hereby incorporates by reference Registrant's By-Laws, filed as Exhibit 3.2 to Registrant's Form SB-2

3.2.2 Registrant hereby incorporates by reference Registrant's Amended Bylaws filed as Exhibit 3.2.2 to Registrant's Form 10-KSB for the year ended September 30, 1996

4.1 Registrant hereby incorporates by reference the Representative's Warrant Agreement, filed as Exhibit 4.1 to Registrant's Form SB-2

4.2 Registrant hereby incorporates by reference the Warrant Agreement (Warrants), filed as Exhibit 4.2 to Registrant's Form SB-2

10.1.1 Registrant hereby incorporates by reference the License Agreement with Action Down Under, Ltd., filed as Exhibit 10.1 to Registrant's Form SB-2

10.1.2 Registrant hereby incorporates by reference the Amendment to License Agreement with Action Down Under, Ltd., filed as Exhibit 10.10 to Registrant's Form SB-2

10.2 Registrant hereby incorporates by reference the Employment Agreement with Terrence L. McGovern, filed as Exhibit 10.3 to Registrant's Form SB-2

10.3 Registrant hereby incorporates by reference the Employment Agreement with James A. McDermott, filed as Exhibit 10.4 to Registrant's Form SB-2

10.4 Registrant hereby incorporates by reference the Employment Agreement dated September 16, 1996 with Jill Grossman, filed as Exhibit 10.7 to Registrant's Form 10-KSB for the year ended September 30, 1996

10.5 Registrant hereby incorporates by reference the Consulting Agreement dated June 27, 1996 with Angela M. Acosta, filed as Exhibit 10.8 to Registrant's Form 10-KSB for the year ended September 30, 1996

10.6 Registrant hereby incorporates by reference the form of Officer Promissory Notes, filed as Exhibit 10.8 to Registrant's Form SB-2

10.7.1 Registrant hereby incorporates by reference the Financial Consulting Agreement with IRA Capital Corporation, filed as Exhibit 10.9 to Registrant's Form SB-2

10.7.2 Registrant hereby incorporates by reference the Rescission of Financial Consulting Agreement with IRA Capital Corporation, filed as
          Exhibit 10.12 to Registrant's Form SB-2

10.8 Registrant hereby incorporates by reference the Subordinated Promissory Note, filed as Exhibit 10.11 to Registrant's Form SB-2


10.9 Registrant hereby incorporates by reference the Service Agreement dated November 25, 1996 with Odiorne Wilde Narraway Groome Advertising, Inc., filed as Exhibit 10.13 to Registrant's Form 10-KSB for the year ended September 30, 1996

10.10 Registrant hereby incorporates by reference its Stock Option Plan dated November 15, 1996, filed as Exhibit 10.15 to Registrant's Form 10-KSB for the year ended September 30, 1996

10.11     Specimen Form of Stock Option Agreement for Directors

10.12     Agreement dated August 1, 1997 with Booke and Company, Inc.

10.13 Registrant hereby incorporates by reference the Agreement and Bill of Sale for Purchase of Assets of Cotton Stuff, Inc. and the form of Employment Agreement with Stuart Bryer, filed as Exhibit 2.1 to Registrant's Form 8-K dated September 29, 1997

10.14     Warrant dated July 23, 1997 issued to John R. Ankeny

10.15     Sharing Agreement dated August 22, 1997 with CMG Corporation

10.16 Sublease dated August 22, 1997 for premises at 1620 South Los Angeles Street, Los Angeles, California.

 16 Registrant hereby incorporates by reference the Letter of Chaskes & Company, filed as Exhibit 99.1 to Registrant's Form SB-2

 27       Financial Data Schedule

     (b) During the quarter ended September 30, 1997, the Company filed (i) Form 8-K dated September 29, 1997, reporting under Item 2 the acquisition of the assets of Cotton Stuff, Inc.; and (ii) Form 8-K/A dated December 1, 1997 filing financial statements relating to Cotton Stuff, Inc.

                                      SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:  January 12, 1998            PACIFIC COAST APPAREL COMPANY, INC.

                                     By: s/
                                         -------------------------------
                                             Terrence L. McGovern
                                             CHIEF EXECUTIVE OFFICER


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                     TITLE                          DATE
       ---------                     -----                          ----
s/
-------------------- Chairman of the Board, Chief Executive January 12, 1998 Terrence L. McGovern Officer and Chief Financial Officer
                      (Principal Executive Officer, Principal
                      Financial Officer and Principal
                      Accounting Officer)

s/
--------------------
James A. McDermott    Director                                January 12, 1998

s/
--------------------
Alan I. Annex         Director                                January 12, 1998


--------------------
Lawrence N. Hurwitz   Director                                January 12, 1998