Form 10QSB
period 1997-12-31
PACIFIC COAST APPAREL CO INC
filed 1998-02-05
CIK 1005185

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB
(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
               EXCHANGE ACT OF 1934

               For the quarterly period ended DECEMBER 31, 1997

                                          OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE SECURITIES
               EXCHANGE ACT OF 1934.

Commission file number 0-28760

                         Pacific Coast Apparel Company, Inc.
                         -----------------------------------
                (Exact name of registrant as specified in its charter)

          California                                   95-4536683
       --------------                                 ------------
(State or other Jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)


   1620 S. Los Angeles Street
        Los Angeles, CA                                  90015
        ---------------                                 --------
(Address of principal office)                          (Zip Code)

Registrant's telephone number,
including area code                                  (213) 748-9724
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

                Yes /X/                              No / /

     Number of shares of common stock
     outstanding as of December 31, 1997                    2,958,000

Transactional Small Business Disclosure Format    Yes / /    No /X/

FORWARD-LOOKING INFORMATION

     In addition to historical information, this Report contains forward-looking statements, such as those pertaining to the Company's future sales and revenues, profitability, and cash requirements. Forward-looking statements involve numerous risks and uncertainties. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: economic conditions, competitive products and pricing, new product development, the Company's lack of operating history and the prolonged absence of ACA JOE products from the market place, the need for additional capital, changes in fashion trends, dependence on key customers and personnel, consumer response to the Company's products and advertising, and the Company's ability to consummate its proposed acquisition. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update forward-looking statements. See also the Company's annual report on Form 10-KSB and other reports filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                       PACIFIC COAST APPAREL CO., INC.
                                BALANCE SHEET

                                                            DECEMBER 31, 1997      SEPTEMBER 30, 1997
                                                            -----------------      ------------------
   ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                       $251,118                $406,608
  Due from factors                                               $226,948                $173,577
  Accounts receivable                                             $34,922                 $52,665
  Inventories                                                    $910,501                $865,326
  Prepaid expenses and other current assets                       $41,145                 $17,637
  Note receivable, stockholder                                    $10,000                 $10,000

   Total current assets                                        $1,474,634              $1,525,813

PROPERTY AND EQUIPMENT - at cost, net of                         $130,064                $138,011
 accumulated depreciation

OTHER ASSETS                                                      $21,542                 $19,739
                                                               $1,626,240              $1,683,563

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                $325,482                $241,303
 Accrued expenses                                                $200,220                $180,992
 Current maturities of long-term debt                            $108,000                 $98,000

    Total current liabilities                                    $633,702                $520,295

LONG TERM DEBT, LESS CURRENT MATURITIES                          $192,804                $230,355

NEGATIVE GOODWILL                                                $169,682                $172,566

STOCKHOLDERS' EQUITY
 Preferred stock
   Authorized, 600,000 shares
   No shares outstanding
 Common stock - no par value                                   $5,452,718              $5,452,718
   Authorized, 1,000,000 shares
   Issued and outstanding 2,958,000 shares
 Additional paid-in capital                                      $479,860                $479,860
 Deficit                                                      ($5,302,526)            ($5,172,231)

   Total stockholders' equity                                    $630,052                $760,347

                                                               $1,626,240              $1,683,563

                   See notes to condensed financial statements

                       PACIFIC COAST APPAREL CO., INC.
                          STATEMENT OF OPERATIONS


                                                THREE MONTHS ENDED DECEMBER 31
                                                ------------------------------
                                                     1997             1996
                                                -------------    -------------

NET SALES                                        $1,134,521          $66,022

COST OF GOOD SOLD                                   553,793           27,000

GROSS (LOSS) PROFIT                                 580,728           39,022

OPERATING EXPENSES
  Design and production                             127,375           33,559
  Selling                                           195,618           46,293
  Shipping                                           55,926            2,601
  General and administrative                        392,652          296,972
  Interest (income) expense                          19,737           11,199

    Total Operating Expenses                        791,306          390,624

LOSS BEFORE INCOME TAXES                           (210,580)        (351,602)

PROVISION FOR INCOME TAXES                             (800)            (800)

NET LOSS                                          ($211,380)       ($352,402)

NET LOSS PER SHARE                                    (0.07)           (0.12)

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        2,958,000        3,044,000



                   See notes to condensed financial statements

                         PACIFIC COAST APPAREL CO., INC.
                        CONDENSED STATEMENT OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH


                                                 Three Months Ended December 31
                                                 ------------------------------
                                                        1997            1996
                                                        ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           ($211,380)      ($352,402)
  Adjustments to reconcile net loss to
   cash used by operating activities:
    Depreciation                                        $9,247          $6,000
    Amortization of negative goodwill                  ($2,884)

    Changes in assets and liabilities, net
     of effect of assets and liabilities
     acquired:
      Increase in due from factors                    ($53,371)       ($31,194)
      Decrease in accounts receivable                  $17,743              $0
      Increase in inventories                         ($45,175)      ($282,000)
      Increase in prepaid expenses and other          ($23,508)       ($79,877)
       current assets
      Increase in other assets                         ($1,803)

      Increase in accounts payable                     $84,179        $195,203
      Increase (decrease) in accrued expense           $19,566         ($2,599)

      Total Adjustments                                 $3,994       ($194,467)

      Net Cash Used By Operating Activities          ($207,386)      ($546,869)






                    See notes to condensed financial statements

                         PACIFIC COAST APPAREL CO., INC.
                        CONDENSED STATEMENT OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH


                                                 Three Months Ended December 31
                                                 ------------------------------
                                                        1997            1996
                                                        ----            ----

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                   ($1,638)      ($106,907)
  Decrease in short term investments                                  $677,547

    Net Cash (used) Provided by
     Investing Activities                              ($1,638)       $570,640

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long term debt                ($27,551)
  Reacquisition of common stock                                      ($113,250)

    Net Cash Used by Financing Activities             ($27,551)      ($113,250)

NET DECREASE IN CASH AND CASH EQUIVALENTS            ($236,575)       ($89,479)

CASH AND CASH EQUIVALENTS, beginning as
 previously stated                                    $406,606        $109,907

PRIOR PERIOD ADJUSTMENT                                $81,085

CASH AND CASH EQUIVALENTS, beginning,
 as restated                                          $487,693        $109,907

CASH AND CASH EQUIVALENTS, ending                     $251,118         $20,428




                    See notes to condensed financial statements

                               PACIFIC COAST APPAREL CO., INC.
              CONDENSED STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION


                                              THREE MONTHS ENDED DECEMBER 31
                                              ------------------------------
                                                    1997          1996
                                              ------------------------------

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
   Cash paid during period for:
        Interest                                  $20,179        $11,199
        Income Taxes                                                $800








                        See notes to condensed financial statements

                               PACIFIC COAST APPAREL CO., INC.
                           NOTES TO CONDENSED FINANCIAL STATEMENTS

                                       DECEMBER 31,1997

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

    These statements should be read in conjunction with the financial statements and reflected notes which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1997.

2 - PRIOR PERIOD ADJUSTMENT

    Prior period adjustment reflects the correction of an error made in the year ended September 30, 1997 relating to the understatement of cash equivalents due to a clerical error. Had the error not been made, the net loss and net loss per share would have been decreased by $81,085 and $.03 per share, respectively.





                        See notes to condensed financial statements

                         PACIFIC COAST APPAREL CO., INC.
                 CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

                          YEAR ENDED SEPTEMBER 30, 1997
                 AND THE THREE MONTHS ENDED DECEMBER 31, 1997

                                           Common stock           Preferred stock      Additional                     Total
                                       --------------------      ----------------        Paid-in                   Stockholders
                                       Shares        Amount      Shares    Amount        Capital      Deficit        Equity

Balance, October 1, 1996              3,070,000    $5,920,118                           $162,500    ($2,136,808)    $3,945,810

Issuance of stock for services            9,000        $4,500                                                           $4,500

Reacquisition of stock during
 the year ended September 30, 1997     (121,000)    ($471,900)                          $317,360                     ($154,540)

Net loss for the year ended
 September 30, 1997                                                                                 ($3,035,423)   ($3,035,423)
                                      ---------    ----------    ------    ------      ----------   ------------   ------------
                                      ---------    ----------    ------    ------      ----------   ------------   ------------
Balance, September 30, 1997,          2,958,000    $5,452,718       0        $0         $479,860    ($5,172,231)      $760,347
 as previously reported

Prior period adjustment,
 (Note 2)                                                                                               $81,085        $81,085
                                      ---------    ----------    ------    ------      ----------   ------------   ------------
                                      ---------    ----------    ------    ------      ----------   ------------   ------------
Balance, September 30, 1997,          2,958,000    $5,452,718         0        $0       $479,860    ($5,091,146)      $841,432
  as restated
Net loss for the three months
 ended December 31, 1997                                                                              ($211,380)     ($211,380)

                                      ---------    ----------    ------    ------      ----------   ------------   ------------
                                      ---------    ----------    ------    ------      ----------   ------------   ------------
Balance, December 31, 1997            2,958,000    $5,452,718         0        $0       $479,860    ($5,302,526)      $630,052





                    See notes to condensed financial statements

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION

     The Company was formed in April 1995 with the business strategy of reintroducing the ACA JOE apparel brand through major department stores in the United States. The focus has been to capitalize on the strength of the ACA JOE name and the perceived value of the apparel products.

     To date, the Company has not been successful placing product in the target market of the major department store chains. Lack of success has been due to a number of factors, including the retailers' comments that the lines that have been shown since the reintroduction lack specific direction. The Company feels that these issues have been addressed and in October hired a previously successful merchandiser/designer to give new direction to the ACA JOE line. The first line developed by the new designer was shown in New York in mid-January and received positive reaction from retailers. The true test of the trade's acceptance will happen later in February when the Company shows the line at the large men's show in Las Vegas. No significant shipments of ACA JOE products are anticipated until June.

     Another factor which has added to the lack of success of the reintroduction is the continued growth of other men's collections which include Tommy Hilfiger, Nautica and Polo. All three of these major collections continue to introduce additional product lines. Jeans lines were introduced by these companies in 1997 and consequently floor space available to other brands with less advertising and marketing dollars continues to shrink. The buyers are more likely to give the brands that produce historically above average dollars per square foot additional floor space for new lines when they are willing to allocate space to new or less widely distributed resources. Additionally, many of the larger department store chains have been focusing more and more in the development of their own brands which produce higher gross profit dollars.

     The Company acquired the Cotton Stuff product line in August 1997. The Company intends to expand Cotton Stuff sales, while continuing to attempt to launch the ACA JOE line.

RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 1997

     Revenues for the quarter ended December 31, 1997 were $1,134,621 compared to $66,022 for the comparable prior year's quarter. The significant increase in revenues reflects the Company's acquisition of the Cotton Stuff brand, in that all but $92,492 of the current quarter's revenues related to Cotton Stuff.
Gross profit for the quarter was $580,726, compared with $39,022 in the quarter ended December 31, 1996, reflecting the addition of the Cotton Stuff revenues. The Company's total expenses for the quarter ended December 31, 1997 were $771,571, compared to $390,602 for the quarter ended December 31, 1996. The increase over the prior year primarily reflects an increase in selling, design and general and administrative expenses attributable to the Cotton Stuff men's and women's line and the continued development of the ACA JOE line. The increase in design and production is attributable to the direction change in ACA JOE. The new ACA
JOE line introduced in January reflects a slightly lower price point, making the retail price points more moderate. The Company believes that operating expenses as a percentage of sales will continue to decrease as the Company begins shipping the new ACA JOE line and the newly redesigned Cotton Stuff men's line. There can be no assurance, however, the Company will operate profitably in the future.

QUARTER ENDED DECEMBER 31, 1996

The results of the quarter ended December 31, 1996 reflect the continued development of the ACA JOE brand. Revenues during the quarter reflect several small initial shipments to target customers. Expenses during the period reflect costs associated with the development of administrative and operations staff, sales organization and marketing, along with design and production of the initial line.

LIQUIDITY AND CAPITAL RESOURCES

     In September 1996, the Company realized net proceeds of approximately $5,267,000 from an initial public offering of common stock and warrants to purchase common stock. A portion of these proceeds was used to repay the approximately $550,000 of indebtedness then outstanding. The Company has experienced cumulative losses from operations of $5,302,526 for the period from April 28, 1995 (inception) through December 31, 1997.

     The August 1997 acquisition of Cotton Stuff was designed to provide a revenue base for the Company from which to grow both the ACA JOE and Cotton Stuff lines. Due to the continued lack of sales of the ACA JOE products, however, the revenues from Cotton Stuff alone are not sufficient to sustain the Company. At December 31, 1997, the Company's cash and equivalent balance was approximately $251,000, and $227,000 was due from the Company's factor.

     At its currently projected level of operations, the Company will require additional capital sometime during the quarter ending March 31, 1998. In order to sustain operations until such time as positive cash flow can be achieved, the Company is considering available alternatives, including a strategic alliance. In addition, the Company is implementing staff reductions and other cost cutting measures. The Company also may seek to fund its operations through public or private offerings of securities, with collaborative or other arrangements with corporate partners or from other sources. Additional financing may not be available when needed or on terms acceptable to the Company. The Company may be required to delay, scale back or eliminate certain of its development programs, to relinquish rights to certain of its products, or to license to third parties the right to commercialize products the Company would otherwise seek to develop itself.

     The Company incurred an adverse judgment totalling approximately $50,000 in a recent arbitration. In addition, the Company has been threatened with litigation relating to its June 1996 financing. The Company does not believe these claims are meritorious, and the Company does not have the funds necessary to pay any such claims.

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


PART II   OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          (d)  Use of Proceeds

          The following table sets forth the approximate use through December 31, 1997 of the $5,267,000 net proceeds of the Company's August 1996 initial public offering.

           DESIGN AND PRODUCTION OF DISPLAY FEATURES             $  113,000
           DEVELOPMENT AND FIXTURE OF CITADEL OUTLET STORE       $   24,000
           NATIONAL MARKETING PROGRAM                            $  186,000
           RETIREMENT OF BRIDGE PROMISSORY NOTES                 $  417,000
           RETIREMENT OF OFFICER LOANS                           $   32,000
           REPAYMENT OF WORKING CAPITAL LOANS                    $  101,000
           EXPENSE INCURRED IN CONJUNCTION WITH
               PURCHASE OF COTTON STUFF                          $  604,000
           REPURCHASES OF COMMON STOCK                           $  145,790
           WORKING CAPITAL AND GENERAL
               CORPORATE PURPOSES                                $3,393,210
           TOTAL                                                 $5,016,000
           BALANCE                                               $  251,000

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               27.  Financial Data Schedule

          (b)  Reports on Form 8-K.

               During the quarter ended December 31, 1997, the Company filed Form 8-K/A dated December 1, 1997, containing (in Item 7) financial information regarding the acquired assets of Cotton Stuff, Inc.

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

February 5, 1998