Form 10QSB
period 1998-03-31
PACIFIC COAST APPAREL CO INC
filed 1998-05-15
CIK 1005185

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-QSB

(Mark One)

/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1998

                           OR

/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 0-28760

                      PACIFIC COAST APPAREL COMPANY, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

                 CALIFORNIA                           95-4536683
                 ----------                           -----------
      (State or other Jurisdiction of      (IRS Employer Identification No.)
       incorporation or organization)

           1620 SO. LOS ANGELES ST.
               LOS ANGELES, CA                            90015
           ------------------------                      -------
        (Address of principal office)                  (Zip Code)

Registrant's telephone number, including area code:  (213) 748-9724
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

                       Yes  /X/           No / /

Number of shares of common stock outstanding as of March 31, 1998:  2,958,000




Transactional Small Business Disclosure Format   Yes /X/     No / /

                           PACIFIC COAST APPAREL CO., INC.
                               STATEMENT OF OPERATIONS


                                      Three Months Ended March 31
                                      ---------------------------
                                        1998             1997
                                        ----             ----
NET SALES                               $1,349,148       $407,606


COST OF GOOD SOLD                          668,925        284,404

GROSS (LOSS) PROFIT                        680,223        123,202

OPERATING EXPENSES
 Design and production                     189,335         87,799
 Selling                                   232,451        263,239
 Shipping                                   54,497          8,509
 General and administrative                314,892        710,033
 Interest (income) expense                  14,138        (25,354)

  Total Operating Expenses                 805,313      1,044,226

LOSS BEFORE INCOME TAXES                  (125,090)      (921,024)

PROVISION FOR INCOME TAXES                       0           (800)

NET LOSS                                 ($125,090)     ($921,824)



NET LOSS PER SHARE                           (0.04)         (0.31)

WEIGHTED AVERAGE NUMBER OF               2,958,000      3,012,000
 COMMON SHARES OUTSTANDING


                     See notes to condensed financial statements

                           PACIFIC COAST APPAREL CO., INC.
                                    BALANCE SHEET

                                    MARCH 31, 1997


     ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                $38,851
  Due from factors                                       $329,862
  Accounts receivable                                     $59,052
  Inventories                                            $793,780
  Prepaid expenses and other current assets               $55,146
  Note receivable, stockholder                            $10,000

   Total current assets                                $1,286,691

PROPERTY AND EQUIPMENT - at cost, net of                 $124,218
  accumulated depreciation

OTHER ASSETS                                              $26,542

                                                       $1,437,451

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                       $272,658
  Accrued expenses                                       $219,571
  Current maturities of long-term debt                   $108,000

   Total current liabilities                             $600,229


LONG TERM DEBT, LESS CURRENT MATURITIES                  $165,462

NEGATIVE GOODWILL                                        $166,798

STOCKHOLDERS' EQUITY
  Preferred stock
   Authorized, 600,000 shares
   No shares outstanding
  Common stock - no par value                          $5,452,718
   Authorized, 1,000,000 shares
   Issued and outstanding  2,958,000 shares
  Additional paid-in capital                             $479,860
  Deficit                                             ($5,427,616)

   Total stockholders' equity                            $504,962


                                                       $1,437,451



                     See notes to condensed financial statements

                           PACIFIC COAST APPAREL CO., INC.
                          CONDENSED STATEMENT OF CASH FLOWS


                             INCREASE (DECREASE) IN CASH


                                                 Three Months Ended March 31
                                                 ---------------------------
                                                    1998          1997
                                                    ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                         ($125,090)     ($921,824)
  Adjustments to reconcile net loss to
   cash used by operating activities:
   Depreciation                                       $9,247        $13,038
   Amortization of negative goodwill                 ($2,884)

   Changes in assets and liabilities, net
    of effect of assets and liabilities
    acquired:
     Increase in due from factors                  ($102,914)     ($129,547)
     Decrease in accounts receivable                ($24,130)
     Increase in inventories                        $116,721      ($589,510)
     Increase in prepaid expenses and               ($14,001)     ($141,975)
      other current assets
     Increase in other assets                        ($5,000)

     Increase in accounts payable                   ($52,824)      $227,048
     Increase (decrease) in accrued expenses         $19,351        $62,817

     Total Adjustments                              ($56,434)     ($558,129)

     Net Cash Used By Operating Activities         ($181,524)   ($1,479,953)



                     See notes to condensed financial statements

                                                                 Page 2 of 2

                           PACIFIC COAST APPAREL CO., INC.
                          CONDENSED STATEMENT OF CASH FLOWS

                             INCREASE (DECREASE) IN CASH

                                      Three Months Ended March 31
                                      ---------------------------
                                           1998         1997
                                           ----         ----
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment       ($3,401)     ($170,685)
  Decrease in short term investments                   $1,737,654

    Net Cash (used) Provided by            ($3,401)    $1,566,969
     Investing Activities


CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long term debt    ($27,342)
  Reacquisition of common stock                          ($144,966)

    Net Cash Used by
     Financing Activities                 ($27,342)     ($144,966)

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                       ($212,267)      ($57,950)

CASH AND CASH EQUIVALENTS, beginning
  as previously stated                    $251,118       $109,977

CASH AND CASH EQUIVALENTS,
  beginning, as restated                  $251,118       $109,977

CASH AND CASH EQUIVALENTS, ending          $38,851        $52,027



                     See notes to condensed financial statements

                           PACIFIC COAST APPAREL CO., INC.
             CONDENSED STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION



                                  Three Months Ended March 31
                                  ---------------------------
                                      1998           1997
                                      ----           ----
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
  Cash paid during period for:
            Interest                  $14,138        $10,921
            Income Taxes                                $800


                     See notes to condensed financial statements

                           PACIFIC COAST APPAREL CO., INC.
                       NOTES TO CONDENSED FINANCIAL STATEMENTS

                                    MARCH 31, 1997


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

     These statements should be read in conjunction with the financial statements and reflected notes which are incorporated by reference in the Company's Annual Report on Form 10 -KSB for the year ended September 30, 1997


                     See notes to condensed financial statements

                           PACIFIC COAST APPAREL CO., INC.
                     CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

                            YEAR ENDED SEPTEMBER 30, 1997
                       AND THE SIX MONTHS ENDED MARCH 31, 1998


                                              Common stock              Preferred stock      Additional                  Total
                                         ----------------------     ------------------------   Paid-in               Stockholders'
                                           Shares      Amount         Shares         Amount    Capital     Deficit       Equity
Balance, October 1, 1996                 3,070,000   $5,920,118                               $162,500  ($2,136,808)  $3,945,810

Issuance of stock for services               9,000       $4,500                                                           $4,500

Reacquisition of stock during the
  year ended September 30, 1997           (121,000)   ($471,900)                              $317,360                 ($154,540)

Net loss for the year ended
  September 30, 1997                                                                                    ($3,035,423) ($3,035,423)
                                        ----------  -----------      -------      -------    ---------  -----------  -----------
Balance, September 30, 1997,             2,958,000   $5,452,718            0           $0     $479,860  ($5,172,231)    $760,347
  as previously reported

Prior period adjustment, (Note 2)                                                                           $81,085      $81,085
                                        ----------  -----------      -------      -------    ---------  -----------  -----------
Balance, September 30, 1997,             2,958,000   $5,452,718            0           $0     $479,860  ($5,091,146)    $841,432
  as restated

Net loss for the six months ended
  March 31, 1997                                                                                          ($336,470)   ($336,470)

                                        ----------  -----------      -------      -------    ---------  -----------  -----------
Balance, March 31, 1997                  2,958,000   $5,452,718            0           $0     $479,860  ($5,427,616)    $504,962



                     See notes to condensed financial statements

Item 2.     Management's discussion and analysis or plan of operation

Introduction

     The Company was formed in April 1995 with the business strategy of reintroducing the Aca Joe apparel brand through major department stores in the United States. The Company's focus initially was to capitalize on the strength of the Aca Joe name and the perceived value of the apparel products.

     To date, the Company has not been successful in placing product in the target market of the major department stores nor has it been successful in placing significant product in the secondary market which is the specialty store base. The Company believes that it's lack of success is due to a number of factors including, lack of direction in the design of the apparel and the continued erosion of smaller vendors from the department store matrix system. In addition, the continued prolific growth of the major men's
designers; which include Polo, Nautica and Tommy Hilfiger,   in the category
in which the Company competes has limited the floor space available to potential new vendors. The department store buyers are more likely to give additional floor space to successful existing vendors that historically have produced significant dollar sales per square foot than they are to use their resources to test new vendors.

     After the disappointing results for Aca Joe from the major men's show in February, the Company has decided to funnel it's resources into the continued development of the Cotton Stuff men's line. Orders that were taken for Aca Joe styles during and immediately after the February show were converted to corresponding styles of items in the Cotton Stuff men's line which proved to be successful since both the Cotton Stuff and Aca Joe men's lines were targeted to the same market.

     In February, the Company amended it's exclusive license agreement with Action Down Under, Ltd, the owners of the Aca Joe trademark, to allow for the sub-licensing of the boy's line to Happy Kids Ltd. a manufacturer and licensor of branded children's wear. The Company is guaranteed $12,500 per year as a minimum payment and will receive 2.5% of the revenues generated from the sale of boy's apparel under the Aca Joe label. In conjunction with this agreement, the Company was able eliminate the cost of development of the boy's line.

     The Company continues to develop both the Cotton Stuff men's and the Cotton Stuff women's line. The Company purchased the assets of Cotton Stuff in August 1997.

     The Cotton Stuff lines are sold through better catalogs such as Saks Folio, better specialty stores such as Fred Siegel, Neiman Marcus and Bloomingdales.

     On 10, March 1998, the Company announced the signing of a letter of intent to purchase CMG a privately owned, Los Angeles based designer and manufacturer of women's and men's apparel. CMG revenues were in excess of $65 million in 1997. CMG sells to department stores including Federated, Dayton Hudson, Dillard's and Proffit's under the company's brand name Chazzz. In addition to it's branded business, CMG produces private label apparel for J.C. Penney, Sears, Mervyn's and other major chains. CMG headquarters in Los Angeles and has offices in Hong Kong and Mexico. The companies plan to integrate their operations upon closing. The companies currently share warehouse and administrative facilities in Los Angeles. The Company is in the process of identifying an investment banker, drafting a definitive purchase agreement and obtaining financing to complete the acquisition of the assets of CMG. There is no certainty that the Company will be successful in closing this acquisition.

QUARTER END MARCH 31, 1998

     The results of the quarter ended March 31, 1998 reflect an increase in Cotton Stuff revenues over the comparable period ended March 1997 of approximately 14.1 %. Revenues from the Aca Joe line are the results of selling off the majority of out of season fabrics and finished goods to wholesalers. No significant retail sales were generated from the Aca Joe brand. The Company has eliminated the majority of the overhead which was associated with the development of the Aca Joe line.

LIQUIDITY AND CAPITAL RESOURCES

     In September 1996, the Company realized net proceeds of approximately $5,267,000 from the initial public offering of common stock and warrants to purchase common stock. A portion of these proceeds was used to repay the approximately $550,000 of indebtedness then outstanding. The Company has experienced cumulative losses from operations of $(5,302,526) for the period from April 28, 1995 (inception) through March 31, 1998.

     In February the Company was notified that it was out of compliance of the net tangible asset requirement which became effective February 23, 1998 for maintaining it's listing on NASDAQ SmallCap Market. The CEO and Controller of the Company made an oral presentation before a NASDAQ Listing and Qualifications Panel in Washington DC on March 25, 1998 to discuss the violation and it's plan for compliance. On April 15, 1998 the Company was notified by counsel to the NASDAQ Listing and Qualifications Panel, that it had been granted an exemption to the requirement and would be allowed to continue it's listing.

The exemption expires May 15, 1998 at which time the Company must meet the net tangible asset requirement.

May 13, 1998 the Company contacted the NASDAQ Hearings Qualifications Panel and requested an extension to the exemption stating that it had not been able to meet the net tangible asset requirement. The hearings panel requested that the Company provide information necessary for the panel to evaluate its request. The Company has complied with the panel's request.

As of this filing the Company has not received a decision regarding its request for an extension to the exemption from the NASDAQ Qualifications Hearings Panel. In the event the panel does not award an extension, the Company's securities could cease to be listed on the NASDAQ Small Cap Market. The securities would be listed on the OTC Bulletin Board. During the exemption the Company's NASDAQ Symbol has been ACAJC. The Company's warrant is listed as ACAWC.