Form 10QSB/A
period 1998-03-31
PACIFIC COAST APPAREL CO INC
filed 1998-06-22
CIK 1005185

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                  FORM 10-QSB/A

(Mark One)

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES AND EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 1998

                         OR

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 0-28760

                      PACIFIC COAST APPAREL COMPANY, INC.
                      -----------------------------------
                (Exact name of registrant as specified in its charter)

                    CALIFORNIA                          95-4536683
                    ----------                          ----------
       (State or other Jurisdiction of       (IRS Employer Identification No.)
        incorporation or organization)

            1620 SO. LOS ANGELES ST.
               LOS ANGELES, CA                            90015
            ------------------------                      -----
          (Address of principal office)                 (Zip Code)

Registrant's telephone number, including area code:  (213) 748-9724
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

                          PACIFIC COAST APPAREL CO., INC.
                                   BALANCE SHEET



                                                   March 31, 1998  September 30, 1997

          ASSETS
CURRENT ASSETS
  Cash and cash equivalents                              $38,851      $406,608
     Due from factors                                   $329,862      $173,577
     Accounts receivable                                 $59,052       $52,665
     Inventories                                        $793,780      $865,326
     Prepaid expenses and other current assets           $55,146       $17,637
     Note receivable, stockholder                        $10,000       $10,000

        Total current assets                          $1,286,691    $1,525,813

PROPERTY AND EQUIPMENT - at cost, net of                $124,218      $138,011
     accumulated depreciation

OTHER ASSETS                                             $26,542       $19,739
                                                      $1,437,451    $1,683,563

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                   $272,658      $241,303
     Accrued expenses                                   $219,571      $180,992
     Current maturities of long-term debt               $108,000       $98,000

        Total current liabilities                       $600,229      $520,295

LONG TERM DEBT, LESS CURRENT                            $165,462      $230,355
     MATURITY

NEGATIVE GOODWILL                                       $166,798      $172,566

STOCKHOLDERS' EQUITY
     Preferred stock
        Authorized, 600,000 shares
        No shares outstanding
     Common stock - no par value                      $5,452,718    $5,452,718
        Authorized, 1,000,000 shares
        Issued and outstanding  2,958,000 shares
     Additional paid-in capital                         $479,860      $479,860
     Deficit                                         ($5,427,616)  ($5,172,231)

        Total stockholders' equity                      $504,962      $760,347

                                                      $1,437,451    $1,683,563


                          PACIFIC COAST APPAREL CO., INC.
                              STATEMENT OF OPERATIONS



                                                    Six Months Ended March 31
                                                    -------------------------
                                                         1998          1997
                                                         ----          ----
NET SALES                                             $2,483,669      $407,606

COST OF GOOD SOLD                                      1,222,718       284,404

GROSS (LOSS) PROFIT                                    1,260,951       123,202

OPERATING EXPENSES
   Design and production                                 316,710        87,799
   Selling                                               428,069       263,239
   Shipping                                              110,423         8,509
   General and administrative                            707,544       710,033
   Interest (income) expense                              33,875       (25,354)

     Total Operating Expenses                          1,596,621     1,044,226

LOSS BEFORE INCOME TAXES                                (335,670)     (921,024)

PROVISION FOR INCOME TAXES                                  (800)         (800)

NET LOSS                                               ($336,470)    ($921,824)


NET LOSS PER SHARE                                         (0.11)        (0.31)

WEIGHTED AVERAGE NUMBER OF                             2,958,000     3,012,000
   COMMON SHARES OUTSTANDING


                    PACIFIC COAST APPAREL CO., INC.
                         STATEMENT OF OPERATIONS



                                                    Three Months Ended March 31
                                                    ---------------------------
                                                         1998          1997
                                                         ----          ----
NET SALES                                             $1,349,148      $351,971

COST OF GOOD SOLD                                        668,925       263,656

GROSS (LOSS) PROFIT                                      680,223        88,315

OPERATING EXPENSES
   Design and production                                 189,335        67,295
   Selling                                               232,451       224,299
   Shipping                                               54,497         6,318
   General and administrative                            314,892       374,330
   Interest (income) expense                              14,138       (14,967)

     Total Operating Expenses                            805,313       657,275

LOSS BEFORE INCOME TAXES                                (125,090)     (568,960)

PROVISION FOR INCOME TAXES                                     0          (800)

NET LOSS                                               ($125,090)    ($569,760)


NET LOSS PER SHARE                                         (0.04)        (0.19)

WEIGHTED AVERAGE NUMBER OF                             2,958,000     2,954,000
   COMMON SHARES OUTSTANDING


                                                                   Page 1 0f 2
                          PACIFIC COAST APPAREL CO., INC.
                         CONDENSED STATEMENT OF CASH FLOWS

                    INCREASE (DECREASE) IN CASH


                                                     Six Months Ended March 31
                                                     -------------------------
                                                          1998          1997
                                                          ----          ----
CASH FLOWS FROM OPERATING ACTIVITES
     Net loss                                          ($336,470)    ($921,824)
     Adjustments to reconcile net loss to
        cash used by operating activities:
        Depreciation                                     $18,494       $13,038
        Amortization of negative goodwill                ($5,768)

        Changes in assets and liabilities, net
          of effect of assets and liabilities
          acquired:
            Increase in due from factors               ($156,285)    ($129,547)
            Decrease in accounts receivable              ($6,387)
            Increase in inventories                      $71,546     ($589,510)
            Increase in prepaid expenses and            ($37,509)    ($141,975)
               other current assets
            Increase in other assets                     ($6,803)

            Increase in accounts payable                 $31,357      $227,048
            Increase (decrease) in accrued expenses      $38,917       $62,817

            Total Adjustments                           ($52,438)    ($558,129)

            Net Cash Used By Operating Activities      ($388,908)  ($1,479,953)


                                                                   Page 2 0f 2
                          PACIFIC COAST APPAREL CO., INC.
                         CONDENSED STATEMENT OF CASH FLOWS

                            INCREASE (DECREASE) IN CASH



                                                      Six Months Ended March 31
                                                      -------------------------
                                                          1998          1997
                                                          ----          ----
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                  ($5,039)    ($170,685)
     Decrease in short term investments                             $1,737,654

          Net Cash (used) Provided by                    ($5,039)   $1,566,969
            Investing Activities

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on long term debt               ($54,893)
     Reacquistion of common stock                                    ($144,966)

          Net Cash Used by
            Financing Activities                        ($54,893)    ($144,966)

NET DECREASE IN CASH AND
     CASH EQUIVALENTS                                  ($448,840)     ($57,950)

CASH AND CASH EQUIVALENTS, beginning
     as previously stated                               $406,606      $109,977

PRIOR PERIOD ADJUSTMENT                                  $81,085

CASH AND CASH EQUIVALENTS,
     beginning, as restated                             $487,691      $109,977

CASH AND CASH EQUIVALENTS, ending                        $38,851       $52,027


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


    These statements should be read in conjunction wth the financial statements and reflected notes which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1997

                          PACIFIC COAST APPAREL CO., INC.
                    CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY


                           YEAR ENDED SEPTEMBER 30, 1997
                      AND THE SIX MONTHS ENDED MARCH 31, 1998



                                                               Common stock          Additional                       Total
                                                     -------------------------        Paid-in                      Stockholders'
                                                           Shares       Amount        Capital        Deficit          Equity
Balance, October 1, 1996                                3,070,000     $5,920,118       $162,500    ($2,136,808)    $3,945,810

Issuance of stock for services                              9,000         $4,500                                       $4,500

Reacquistion of stock during the
    year ended September 30, 1997                        (121,000)     ($471,900)      $317,360                     ($154,540)

Net loss for the year ended
 .  September 30, 1997                                                                              ($3,035,423)   ($3,035,423)
                                                       ----------     ----------  -------------    -----------     ----------
Balance, September 30, 1997,                            2,958,000     $5,452,718       $479,860    ($5,172,231)      $760,347
   as previously reported

Prior period adjustment, (Note 2)                                                                      $81,085        $81,085
                                                       ----------     ----------  -------------     ----------       --------
Balance, September 30, 1997,                            2,958,000     $5,452,718       $479,860    ($5,091,146)      $841,432
   as restated

Net loss for the six months ended
 .  March 31, 1997                                                                                    ($336,470)     ($336,470)

                                                       ----------     ----------       --------     ----------       --------
Balance, March 31, 1998                                 2,958,000     $5,452,718       $479,860    ($5,427,616)      $504,962





       See notes to condensed financial statements

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           Pacific Coast Apparel Company, Inc.

                           By        /s/ Terrence L. McGovern
                                 -------------------------------
                                       Terrence L. McGovern
                                   Chief Executive Officer and
                                     Chief Financial Officer

June 16, 1998