Form 10QSB
period 1998-06-30
PACIFIC COAST APPAREL CO INC
filed 1998-08-14
CIK 1005185

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES AND EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 1998

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

                    Yes  /X/            No / /

Number of shares of common stock outstanding as of June 30, 1998: 2,958,000


Transactional Small Business Disclosure Format     Yes /X/      No / /

                         PACIFIC COAST APPAREL CO., INC.
                                 BALANCE SHEET

                                                 June 30 1998     June 30 1997
                                                 ------------     ------------

          ASSETS

CURRENT ASSETS
   Cash and cash equivalents                          $1,555          $20,983
     Short-term investments                                        $1,450,830
     Due from factors                               $286,518          $93,498
     Accounts receivable                             $28,128
     Inventories                                    $625,737       $1,067,964
     Prepaid expenses and other current assets       $95,039         $132,899

        Total current assets                      $1,036,977       $2,766,174

PROPERTY AND EQUIPMENT - at cost, net of
     accumulated depreciation                       $116,169         $156,175

OTHER ASSETS                                         $26,542          $78,312
                                                  $1,179,688       $3,000,661

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                               $240,382         $451,541
     Accrued expenses                               $188,870         $178,421
     Current maturities of long-term debt           $108,000
     Loan payable, officer/stockholder                                 $6,899

        Total current liabilities                   $537,252         $636,861

LONG TERM DEBT, LESS CURRENT                        $138,047           $2,049
     MATURITY

NEGATIVE GOODWILL                                   $163,914

STOCKHOLDERS' EQUITY
     Preferred stock
        Authorized, 600,000 shares
        No shares outstanding
     Common stock - no par value                  $5,452,718       $5,777,163
        Authorized, 1,000,000 shares
        Issued and outstanding  2,958,000 shares
     Additional paid-in capital                     $479,860         $162,500
     Deficit                                     ($5,592,103)     ($3,577,912)

        Total stockholders' equity                  $340,475       $2,361,751

                                                  $1,179,688       $3,000,661


                    PACIFIC COAST APPAREL CO., INC.
                         STATEMENT OF OPERATIONS


                                            Nine Months Ended June 30
                                          -----------------------------
                                              1998             1997
                                          ------------     ------------

NET SALES                                  $3,729,007         $630,054

COST OF GOOD SOLD                           1,979,612          474,005

GROSS (LOSS) PROFIT                         1,749,395          156,049

OPERATING EXPENSES
   Design and production                      462,245          160,268
   Selling                                    610,356          376,311
   Shipping                                   176,437           11,846
   General and administrative                 947,405        1,089,513
   Interest (income) expense                   53,109          (41,585)

     Total Operating Expenses               2,249,552        1,596,353

LOSS BEFORE INCOME TAXES                     (500,157)      (1,440,304)

PROVISION FOR INCOME TAXES                       (800)            (800)

NET LOSS                                    ($500,957)     ($1,441,104)


NET LOSS PER SHARE                              (0.17)           (0.48)

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                2,958,000        3,012,000


                    PACIFIC COAST APPAREL CO., INC.
                         STATEMENT OF OPERATIONS


                                        Three Months Ended June 30
                                       -----------------------------
                                           1998             1997
                                       ------------     ------------

NET SALES                              $1,245,338         $222,448

COST OF GOOD SOLD                         756,894          189,889

GROSS (LOSS) PROFIT                       488,444           32,559

OPERATING EXPENSES
   Design and production                  145,535           72,443
   Selling                                182,287          112,695
   Shipping                                66,014            3,337
   General and administrative             239,861          378,754
   Interest (income) expense               19,234          (16,230)

     Total Operating Expenses             652,931          550,999

LOSS BEFORE INCOME TAXES                 (164,487)        (518,440)

PROVISION FOR INCOME TAXES                      0             (800)

NET LOSS                                ($164,487)       ($519,240)

NET LOSS PER SHARE                          (0.06)           (0.18)

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING            2,958,000        2,954,000


                                                                 Page 1 0f 2
                    PACIFIC COAST APPAREL CO., INC.
                  CONDENSED STATEMENT OF CASH FLOWS

                    INCREASE (DECREASE) IN CASH


                                                      Nine Months Ended June 30
                                                    -----------------------------
                                                        1998            1997
                                                    -----------     -------------

CASH FLOWS FROM OPERATING ACTIVITES
     Net loss                                        ($500,957)     ($1,441,104)
     Adjustments to reconcile net loss to
        cash used by operating activities:
        Depreciation                                   $27,741          $22,096
        Amortization of negative goodwill              ($8,652)

        Changes in assets and liabilities, net
          of effect of assets and liabilities
          acquired:
            Increase in due from factors             ($112,941)        ($93,498)
            Decrease in accounts receivable            $24,537
            Increase in inventories                   $239,589        ($810,884)
            Increase in prepaid expenses and          ($77,402)
               other current assets                                   ($167,429)
            Increase in other assets                   ($6,803)
            Decrease in note receivable, stockholder   $10,000

            Increase (decrease) in accounts payable      ($921)        $402,780
            Increase (decrease) in accrued expenses     $7,878          $63,512

            Total Adjustments                         $103,026        ($583,423)

            Net Cash Used By Operating Activities    ($397,931)     ($2,024,527)


                                                                  Page 2 0f 2
                    PACIFIC COAST APPAREL CO., INC.
                   CONDENSED STATEMENT OF CASH FLOWS

                     INCREASE (DECREASE) IN CASH

                                                 Nine Months Ended June 30
                                               -----------------------------
                                                   1998             1997
                                               -----------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment          ($5,899)       ($170,233)
     Decrease in short term investments                        $2,248,721

          Net Cash (used) Provided by
            Investing Activities                 ($5,899)      $2,078,488

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on long term debt       ($82,308)
     Reacquistion of common stock                               ($142,955)

          Net Cash Used by
            Financing Activities                ($82,308)       ($142,955)

NET DECREASE IN CASH AND
     CASH EQUIVALENTS                          ($486,138)        ($88,994)

CASH AND CASH EQUIVALENTS, beginning
     as previously stated                       $406,608         $109,977

PRIOR PERIOD ADJUSTMENT                          $81,085

CASH AND CASH EQUIVALENTS,
     beginning, as restated                     $487,693         $109,977

CASH AND CASH EQUIVALENTS, ending                 $1,555          $20,983


                    PACIFIC COAST APPAREL CO., INC.
                  CONDENSED STATEMENT OF CASH FLOWS -
                      SUPPLEMENTAL INFORMATION

                                                          Three Months Ended June 30
                                                         ----------------------------
                                                            1998             1997
                                                         ----------       -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during period for:
          Interest                                       $19,234          $13,686
          Income Taxes                                                       $800


                         PACIFIC COAST APPAREL CO., INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                JUNE 30, 1998


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

INTRODUCTION

     The Company was formed in April 1995 with the business strategy of reintroducing the Aca Joe apparel brand through major department stores and specialty store chains in the United States.

     Because of it's inability to place goods in its target accounts and continued losses in the development of this plan, the Company decided not to renew its license for the Aca Joe brand which came up for renewal on June 30, 1998. The Company was not confident it would achieve profitability in the near future, and decided it would not be prudent to continue funding the Aca Joe operations with its significant historical losses. The Company has no further capital commitments or obligations to the Aca Joe brand.

     The Company is continuing to develop both the men's and women's Cotton Stuff lines. Revenues for the Cotton Stuff brand have increased approximately 16.5% since the brand was acquired in September 1997. The Cotton Stuff line is sold through better men's and women's specialty stores and better catalogs throughout the United States. Catalog customers include the Neiman Marcus and Saks Folio. Specialty stores include the Jacobson's stores and Fred Siegel.

     The Company continues to increase its marketing efforts for the Cotton Stuff brand. The Company now has a complete men's and women's sales force made up of independent sales representatives in major territories across the United States. Additionally the number of trade shows in which the Company participates has more than doubled in the last nine months.

     In addition to the branded Cotton Stuff business the Company is in the very early stages of developing a private label, product development program targeted at department stores and specialty store chains. The Company would use either its Cotton Gear label or a label chosen by the particular account. The Company believes it has an opportunity to increase its revenues by producing quality products at slightly lower costs and lower mark ups than its current Cotton Stuff line. To date the Company has no commitment from customers for these services and there is no assurance that this marketing effort will be successful.

NINE MONTHS ENDED JUNE 30, 1998

     Revenues for the nine months ended June 30, 1998 were $3,729,007 compared with $630,054 for the comparable period ended June 30, 1997. The significant increase during the nine months ended, reflects the revenues realized by the purchase of Cotton Stuff brand in September 1997. All of the revenues for the period ended June 30, 1997 were generated from the Aca Joe brand, while only $113,235 in revenues were generated from the Aca Joe brand in the nine months ended June 30, 1998. When comparing revenues generated by the Cotton Stuff brand, the revenues have increased approximately 16.5 % in the period ended June 30, 1998 compared to June 30, 1997.

     The Company's operating expenses for the nine months ended June 30, 1998 were $2,239,552 compared with $1,596,353. The increase in operating expenses is in relation to the significant increase in revenues. Operating costs as a percentage of sales has decreased from 253.3% of sales in the period ended June 30, 1997 to 59.7% in the period ended June 30, 1998. General and administrative expenses have decreased from $1,089,513 to $937,405, a decrease of approximately 15%. Selling costs have increased over the comparable period from $376,311 to $462,245. Selling cost as a percentage of sales has decreased from 59.7% in the period ended June 30, 1997 to 12.3% in the period ended June 30, 1998. Design and production expenses have increased during the comparable period from $160,268 to $462,245 in the period ended June 30, 1998 due to the development of both the men's and the women's line. Design costs as a percentage of sales has decreased from 26.6% in the period ended June 30, 1997 to 12.2% in the period ended June 30, 1998. All costs as a percentage of sales decreased over the comparable period ended June 30, 1997 because of the significant increase in sales.

LIQUIDITY AND CAPITAL RESOURCES

     In September 1996 the Company realized net proceeds of approximately $5,267,000 from the initial public offering of common stock and warrants to purchase common stock. A portion of these proceeds were used to repay appxomimately $550,000 of indebtedness then outstanding. The Company has experienced cumulative losses from operation of [$5,592,103] for the period from April 28,1995 (inception) through June 30, 1998.

     In February, the Company was notified that it was out of compliance with the net tangible asset requirement (which became effective February 23, 1998) for maintaining it's lisiting on NASDAQ SmallCap Market. Company representatives made an oral presentation to the NASDAQ Listings and Qualifications Panel in Washington DC on March 28, 1998 to discuss the violation and it's plan for compliance. The Company was subsequently granted an exemption through May 15, 1998 at which time the Company was to have met the net tangible requirement.

     On May 13, 1998 the Company requested an extension to the exemption. On May 19, 1998 the Company was notified that its securities were being delisted effective the close of business May 19, 1998 for failure to comply with the net tangible asset requirement.

     The securities of the Company began trading on the OTC Bulletin Board, symbol (ACAJ and ACAJW) on May 21, 1998. The Company plans to reapply for listing on the NASDAQ SmallCap Market as soon as it is in compliance with all requirements. There can be no assurance however that the Company will be able to meet all of the requirements necessary to re-list on the NASDAQ SmallCap Market.

     In order to meet its cash flow needs, an officer of the Company has placed, with the Company's factor, sufficient collateral to guarantee a cash over advance of up to $108,000 above the Company's factor line. The Company may decide to continue to fund its current cash flow needs in this fashion, by securing additional collateral to cover over advances above the existing factor line, or the Company may attempt to fund its operations through public or private offerings of securities or debt, with collaborative or other arrangement with corporate partners or from other sources. Additional financing may not be available when needed or on terms acceptable to the Company. The Company may be required to delay, scale back or eliminate certain of its development programs, to relinquish rights to certain of its products or to license to third parties the right to commercialize products the Company would otherwise seek to develop internally.

     In March the Company signed a non-binding Letter of Intent to purchase the assets of CMG, Inc., a Los Angeles based manufacturer of men's and women's apparel. The Company recently ceased discussions with CMG, Inc., deciding it was no longer an acquisition candidate.

     The Company continues to review and meet with companies that meet the acquisition criteria developed by the Company. Recently the Company entered into substantive discussions with a Los Angeles based women's apparel manufacturer. Various strategic combinations including a merger or an acquisition have been discussed, but to date no agreements have been signed. Consummation of this or any acquisition or merger is subject to the execution of a definitive purchase agreement and other conditions. There is no assurance that this or any other such strategic combination will be consummated.

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

August 14, 1998