Form 10KSB40
period 1998-09-30
PACIFIC COAST APPAREL CO INC
filed 1998-12-29
CIK 1005185

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-KSB

(MARK ONE)

/X/               ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998
/ /             TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM     TO

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

     The registrant's revenues for the fiscal year ended September 30, 1998 were $4,474,339.

     As of December 29, 1998, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant, based on the closing price for the registrant's Common Stock in the Nasdaq SmallCap Market on such date, was approximately $889,296. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.

     The number of shares of Common Stock outstanding on September 30, 1998 was 3,064,000.

     Transitional Small Business Disclosure Format:  Yes     No  X .
                                                         ---    ---
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

FORWARD LOOKING STATEMENTS

     In addition to historical information, this Annual Report contains forward-looking statements, such as those pertaining to the Company's future sales and revenues, return on investment, profitability and cash requirements. Forward looking statements involve numerous risks and uncertainties. The following factors, among others discussed herein, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statement: economic conditions, competitive products, and pricing, new product development, need for additional capital, development of the Cotton Stuff business, changes in fashion trends, dependence on key customers and personnel, and consumer response to the Company's products and advertising. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update forward-looking statements. See also the Company's other reports to be filed from time to time with the Securities and Exchange Commission pursuant to the Securities and Exchange Act of 1934.

ITEM 1.  DESCRIPTION OF BUSINESS

SUMMARY

     Pacific Coast Apparel Company, Inc. ("the Company") was incorporated in California in April 1995 to design, source and market in the United States a collection of men's active sportswear under the brand name "Aca Joe" -Registered Trademark- through traditional department stores and men's specialty stores. In August 1997 the Company acquired the assets and business of Cotton Stuff, Inc. Because of the Company's inability to generate sufficient revenues it decided not to renew it's exclusive Aca Joe license agreement and ceased doing business under it's license with Action Down Under, Ltd. in June 1998.

     As previously stated the Company acquired the assets of Cotton Stuff, Inc. in August 1997. Cotton Stuff apparel is a collection of both men's and women's garment-dyed, better sportswear which is sold across the United States through better catalogs including Saks Folio, Coldwater Creek, Neiman Marcus and Nordstrom, better specialty stores such as Fred Segal, Bloomingdales and My Friends Place and selected department stores including Macy's.

     Over the past three years, the women's line represented the significant portion of the Cotton Stuff business. In January 1998 the Company began to execute a plan to further develop the men's business. The Company hired Dorian Bolick a men's designer and merchandiser to head the product development of the men's line. Additionally the Company recruited a sales force comprised of seven independent regional salesmen and began opening specialty store accounts across the country.

     In November 1998 the Company announced the signing of definitive merger agreement which called for the merger of Jodi Kristopher, Inc. and Pacific Coast Apparel Company, Inc. Should the merger be consummated, Pacific Coast Apparel Company, Inc. would be the surviving corporation.

     Jodi Kristopher, Inc. is a well established Los Angeles maker of junior dresses with annual revenues of approximately $45M. The company is owned and operated by Ira Rosenberg, a successful industry veteran.

     Jodi Kristopher distributes their line through major department stores including the Federated Group, Robinson's-May, Dayton Hudson, Kohl's, Sears Roebuck & Company and J C Penney among others.

     The transaction is being structured as a merger and is intended to be treated as a tax-free reorganization pursuant to the provisions of Section 368 of the Internal Revenue Code of 1986, as amended. The terms of the agreement called for the Company to pay to the existing shareholders of Jodi Kristopher, Inc. at closing, $1,456,532 in cash, and to issue 2,506,900 shares of its common stock and 9,646 shares of Series A Preferred Stock with a valuation of $100 per share in exchange for all of the outstanding Class A and B common stock of Jodi Kristopher, Inc.

     Upon completion of the merger, Mr. Ira Rosenberg, president of Jodi Kristopher, Inc. will become the president and chief executive officer of Pacific Coast Apparel Company, Inc. Mr. Terrence McGovern will remain chairman of the board of the Company.

     If all conditions of the merger agreement are met, the merger is anticipated to close in the Company's first or second fiscal quarter 1999. The Company plans to consolidate the operations of the two companies following the merger.

     The Company's ability to consummate the described transaction or any future acquisition or merger is subject to numerous uncertainties and conditions, including the ability to obtain financing on terms satisfactory to the company and Jodi Kristopher, Inc., receipt of third-party consents, adverse changes to the business of the Company or its target markets, and the uncertainties with the Company's operations.

     In anticipation of the pending merger with Jodi Kristopher, Inc., the Company decided to re-focus all of it's energies and resources on the development of the Cotton Stuff women's line and has licensed the men's Cotton Stuff sportswear category to 34 Degrees West Apparel Company, Inc. a California Corporation formed by Dorian Bolick; the Company's former men's designer and associates specifically for the licensing of the Cotton Stuff men's line. The initial term of the license agreement is thirteen months. The licensee has the option to renew the agreement for one additional four year term.

BUSINESS

     Since the Company decided not to renew it's exclusive Aca Joe license in June 1998 because of it's inability to achieve profitable revenue levels, its Cotton Stuff line is its sole operating division. As previously stated, the Company has licensed it's men's line and no longer designs or manufactures the product but approves the design and concept as called for in the license agreement. The Company will receive a 3% royalty on sales of all men's Cotton Stuff apparel sold under the license agreement.

MARKETING

     The Company markets it's Cotton Stuff line through women's specialty clothing stores, selected department stores and better women's apparel catalogs. The primary marketing vehicle for the Company is seasonal trade shows including Intermezzo which takes place three times per year and The Coterie, which takes place twice per year in New York. In addition, the Company's independent regional sales representatives participate in trade shows in their geographic sales territories. The Company participates in a total of approximately thirty-five regional shows throughout the year in the cities of Dallas, Chicago, Atlanta, Ft. Lauderdale, San Francisco, Seattle and Los Angeles. Another effective marketing tool is the advertising in specialty apparel catalogs which the Company's products are sold. Some of those catalogs include Coldwater Creek, Neiman Marcus and Saks Folio.

SIGNIFICANT CUSTOMERS

     Coldwater Creek accounted for approximately 6.9% of the Company's sales in fiscal year ended September 30, 1998. No other single account represented more than approximately 2.6% of sales during the same period.

EMPLOYEES

     As of September 30, 1998, the Company had 25 employees. Of those employees, 16 were salaried and 9 were hourly. None of the Company's employees are represented by a union. The Company believes that relations with it's employees is good.

LICENSE AGREEMENT

     The Company signed an agreement to license the Cotton Stuff men's sportswear line to 34 Degrees North, Inc.; a corporation recently formed by a former employee specifically for the purpose of acquiring the license of the Cotton Stuff men's sportswear line. The initial term is thirteen months commencing December 1, 1998. The licensee has one option for an additional four year term. In agreement calls for a quarterly payment of 3% of sales to be paid to the Company. In the event the option is exercised the licensee is required to make minimum annual guaranteed royalty payments as follows:


               Option Year                Minimum Guaranteed Payment
               -----------                --------------------------
                    1                              $10.000
                    2                              $25,000
                    3                              $50,000
                    4                              $100,000

COMPETITION

     The Competition in the apparel industry is significant. The major competitors of Cotton Stuff include, A Month of Sundays, Moda Doc, Weekends Off, Fatigues, Allen Allen, Garon and Lauren Kay.

     In order to address the competition in the Company's market, the Company increased the number of lines from four per year to six per year. The deliveries by season are as follows:

           January/February              Spring
           March/ April                  Summer
           May/June                      Transitional
           July/August                   Fall I
           September/October             Fall II
           November/December             Resort

     The Company believes that by increasing the number of deliveries by one third, it will give the retail customer more reasons to visit their favorite store which carries the Cotton Stuff line. Retailers have responded positively to the change in delivery. Most retail accounts now actually order less inventory per order but order more often and move merchandise more quickly keeping their overall Cottons Stuff inventory fresher.

FACTORING OF ACCOUNTS RECEIVABLE

     Historically, the Company has sold a substantial portion of its trade receivable accounts a factor that assumes the credit risk with respect to collection of such accounts. The factor will advance up to 85% of the invoice amount. The factor pays the Company any balance due from the orders (minus factoring fees) after the factor receives payment from the Company's customers. The factor approves the credit of the Company customer prior to its agreement to purchase the invoice. If the factor chooses not to buy a particular receivable, then the Company bears the risk that the receivable will not be collectible if the Company decides to ship the customers order. The Company factors through Capital Factors. In addition Capital Factors has made a three-year $325,000 amortized loan to the Company which is secured by the Company's inventory and accounts receivable. As of September 30, 1998 the principal balance remaining on the loan is $218,713. In October 1998, the factor agreed to over advance the Company up to $216,000. The over advance was guaranteed with a $216,000 cash payment to the factor as
collateral for the over advance commitment.   Mr. Terrence McGovern, CEO and
Chairman and an affiliate of the Company equally contributed the cash payment to the factor.

                             SELECTED FINANCIAL DATA

     The statement of operations data set forth below for the years ended September 30, 1996, 1997 (1996 and 1997 financial statements not presented herein) and 1998 and the balance sheet data as of September 30, 1996, 1997 (1996 and 1997 financial statements not presented herein) and 1998 have been derived from the audited financial statements of the Company. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" and the financial statements of the company, including the notes thereto, included elsewhere herein.

                                               YEAR ENDED      YEAR ENDED       YEAR ENDED
                                              SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,
                                                  1996            1997              1998

STATEMENT OF OPERATIONAL DATA
(IN THOUSANDS EXCEPT PER SHARE DATA)
Net Sales                                      $      221      $    1,270       $    4,474
Cost of Sales                                         183           1,943            2,655
     Gross Profit                                      38            (673)           1,819
Operating Expenses:
     Design                                           354             227              226
     Selling                                          339             748              826
     Shipping                                          27              91               51
     General and Administrative                       957           1,233            1,633
     Interest (Income) Expense                        186             (21)              70

          Total Operating Expenses                  1,863           2,278            2,806

Loss before Income Taxes                           (1,825)         (2,951)            (987)

Provision for Income Taxes                             (2)             (3)              (2)

Net Loss                                           (1,827)         (2,954)            (989)

Basis Net Loss per Share                       $    (0.99)     $    (.99)      $      (.33)

Weighted Average Common Stock                   1,850,000       2,974,000        2,965,000
Outstanding

BALANCE SHEET DATA (IN THOUSANDS)

Total Assets                                   $    4,119      $    1,684       $     798
Total Liabilities                                     173             923             944
(Accumulated Deficit)                              (2,137)         (5,172)         (6,079)
Shareholders Equity                                 3,946             760            (146)


                              CERTAIN RISK FACTORS

         FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING.

     The Company does not have capital resources to satisfy its cash requirements for the current fiscal year. The Company continues to cut expenses as evidenced by its recent licensing of the Cotton Stuff men's license. The Company may seek additional funding through public or private financing or collaborative or other arrangements with third parties. There can be no assurances that additional funds will be available on acceptable terms. If additional funds are raised by issuing equity securities, substantial dilution to existing shareholders may occur. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its strategies, or to obtain funds through entering into arrangements with third parties that may require the Company to relinquish control of the Company.

     ILLIQUIDITY OF TRADING MARKET. The Company lost its NASDAQ SmallCap listing in May 1998 because it could not maintain the Net Tangible Asset Requirement of at least $2 million. Since that time the Company shares have been trading on the OTC Bulletin Board under the symbol (ACAJ). As a result of the de-listing, the shareholders may find it more difficult to dispose of or obtain accurate quotations as to the price of the Company's securities.
In addition the securities have become subject to the so-called "penny stock" rules that impose additional sales practice and market making requirements on broker-dealers who sell or make a market in the securities and adversely affect the ability of shareholders to sell their securities.

     DEPENDENCE ON FACTORING. The Company's existing resources include cash received through factoring a substantial portion of its trade accounts receivable pursuant to a factoring agreement which, if canceled, could result in an increase in its cash requirements.

     CHANGES IN FASHION TRENDS. The apparel industry is subject to rapidly changing consumer demands and preferences. The Company believes that its success depends on its ability to anticipate, gauge and respond in a timely manner to changing consumer demands and fashion trends. There can be no assurance that the Company will be successful in this regard. If fashion trends shift away from the Company's products, or if the Company otherwise misjudges the market for its product lines, it may be faced with a significant amount of unsold inventory or other conditions which could have a material adverse effect on the Company's financial condition and results of operations.

Decisions with respect to product designs often need to be made several months in advance of the time when customer acceptance of such products is
known.   In addition any failure by the Company to identify and respond to changing demands and trends could adversely effect consumer acceptance of the Cotton Stuff brand, which may have an adverse effect on the Company's business and prospects.

     UNCERTAINTIES IN APPAREL RETAILING; GENERAL ECONOMIC CONDITIONS. The apparel industry historically has been subject to substantial cyclical variations. During recessionary periods, when disposable income is low, purchases of apparel and related goods tend to decline. Accordingly, a recession in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits could have a material adverse effect on the Company's results of operations. Additionally, the retail industry has experienced significant changes and difficulties over the past several years, including consolidation of ownership, increased centralization of buying decisions, restructurings, bankruptcies and liquidation's. Financial problems of a retailer could cause the Company's factor to limit the amount of receivable of such retailer that the factor would approve, which could cause the Company to curtail business with such retailer or require the Company to assume more credit risk relating to such retailer's receivable.

     NEW PRODUCT INTRODUCTIONS. The Company's success is dependent entirely upon its ability to design and deliver new products and new product lines that are accepted by the consumer. As is typical with new products, demand for and market acceptance of new products introduced by the Company are subject to uncertainty. Achieving market acceptance for new products may require substantial marketing and other efforts and the expenditure of significant funds to create customer demand. There can be no assurance that the Company's efforts will be successful. In addition, the failure of new products or new product lines to gain sufficient market acceptance could adversely affect the image of the Company's brand name and retailers' demand for other products.

     DEPENDENCE ON KEY PERSONNEL. The Company's success largely depends on the personal efforts and abilities of Terrence L. McGovern, founder, chairman of the board, chief executive officer and chief financial officer, and Micheal Mote, the company controller. James A. McDermott the former president left the Company in January 1988 and Stuart Bryer, the former general manager left the Company in April of 1998.

     RELIANCE OF INDEPENDENT MANUFACTURERS AND SUPPLIERS. The Company does not maintain its own manufacturing facilities and does not intend to do so. The Company's products are manufactured and supplied by independent companies, many of which also manufacture and supply products to the Company's competitors. As is customary in the apparel business, the Company does not have any licensing or other supply agreements with its manufacturers or suppliers. Therefore, any of the these companies could terminate its relationship with the Company at any time. There can be no assurances that in the event the Company were to have supply problems with its current suppliers, the Company would be able to readily replace those suppliers. Any delay in replacement of suppliers by the Company could prove to be detrimental to the Company's results of operations. While the Company carefully monitors the manufacturer of its products, there can be no assurances that its independent manufactures and suppliers will consistently deliver products that meet the high standards required by the Company. The Company reserves the right to reject any substandard products and some delays in deliveries to customers could result if any such rejection were to occur.

     POTENTIAL ADVERSE EFFECT OF OUTSTANDING STOCK OPTIONS AND WARRANTS. As set forth elsewhere herein (see "Index to Financial Statements Notes to the Financial Statements Notes 11 and 12"), various warrants and options to purchase the Company's common stock are outstanding and additional stock options are authorized for issuance. For the term of these warrants and options, the holders thereof will have, at nominal cost, the opportunity to profit from a rise in the market price of the common stock without risk of ownership, with a resulting dilution in the interest of the other security holders. As long as warrants and options remain unexercised, the Company's ability to obtain additional capital might be adversely affected. Moreover, the holders of the warrants and options may be expected to exercise such warrants or options at a time when the Company would, in all likelihood, be able to obtain any needed capital by a new offering of its securities on terms more favorable than those provided in such warrants or options.

     NO DIVIDENDS. The Company has paid no dividends of its Common Stock and does not anticipate doing so in the foreseeable future. Dividends will only be paid at such time as the cash flow of the Company is sufficient to justify such payments.

     BLANK CHECK PREFERRED STOCK. The Company is authorized to issue 600,000 shares of preferred stock on terms determined by the Board of Directors without the need for shareholder approval. The issuance of preferred stock in the future could dilute the common shareholders and discourage or impede a tender offer, proxy contest or similar transaction involving a potential change in control by the Company, which transaction might be viewed favorably by other shareholders.

     GOING CONCERN CONSIDERATION. The Company has incurred significant losses from operations and has a net deficit in accumulated earnings and stockholders' deficiency. These factors raise substantial doubt about the

Company's ability to continue as a going concern. In the event the Company is unable to raise additional capital, increase revenues and lower expenses, the Company may be forced to liquidate.

     SHARES ELIGIBLE FOR FUTURE SALE. Sales of shares of common stock by existing shareholders, or by exiting holders of warrants, under Rule # 144 of the Securities Act, or pursuant to the exercise of registration rights or otherwise, could have an adverse effect on the price of the Company's common stock. Certain current shareholders of the Company executed lock-up agreements with the underwriter of the Company's initial public offering that restrict the public sale or disposition of such shares until March or September 1997. These shares are now eligible for sale in the public market subject to compliance with Rule # 144 under the Securities Act of 1933.

           EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT.

     The executive officer and key employee of the Company are:

                                                          Year Joined
     Name                      Age         Position         Company
     ----                      ---         --------       -----------
     Terrence L. McGovern      49        CEO/Chairman        1995

     Micheal Mote              43         Controller         1997


ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company leases its headquarters premises at 1620 South Los Angeles Street, Los Angeles, California 90015. The office portion of the space is 12,000 and the warehouse portion is 21,500 square feet. The monthly rental is $8,654. The Company believes the facility is sufficient to accommodate its operations until the expiration of the lease in the year 2000. The needs will be assessed during the remaining period of the lease and a decision as to extend the lease or look for headquarters that better fits the Company's needs will be made closer to the expiration of the lease.

     The Company shares its warehouse with CMG Corporation, a women's apparel company. A sharing agreement is in place which calls for the allocation of rent and expenses based on the number of square feet each company occupies. Pacific Coast Apparel Company is responsible for approximately 40% of the rent and expenses of the facility.

     The Company maintains a showrooms in Los Angeles which serves as the Company's west coast showroom. The lease was renewed in September 1997 for an additional three year period. The average monthly rental during the term of this agreement is $2,620. In addition, the Company is responsible for certain expenses including common area maintenance, real estate taxes and utilities.

     The Company maintains a showroom 239 West 42nd Street in New York City which serves as the Company's east coast showroom The lease was signed in October 1998 for a three year term. The average monthly rent is approximately $3,360 per month. In addition, the Company is responsible for certain expenses including real estate taxes and utilities.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is currently involved in a law suit which was filed by Ms. Jill Grossman, the Company's former sales manager. Ms. Grossman terminated her employment with the Company on September 22, 1997. Ms. Grossman claims she is owed approximately $440,000 of compensation due under an employment agreement. The Company filed a cross complaint against Ms. Grossman based on the belief that, among other things, Ms. Grossman breached the employment agreement.

     Although the outcome of the litigation cannot be predicted with certainty, management believes that the Company has meritorious defenses to the claims alleged and intends to defend this action with vigor.

     In March 1998, the Company entered into a settlement agreement with OWN, Inc., the Company's former advertising agency, arising from a judgment rendered by the American Arbitration Association against the Company. The settlement agreement called for the Company to pay to OWN, Inc. the sum of $69,593.99 to satisfy all claims. The Company appealed the decision of the arbitrator but was unsuccessful in changing the determination of the arbitrator.

     The arbitration stemmed from a disagreement between the parties. OWN, Inc. was the advertising agency of the Company from December 1996 until terminated by the Company two months prior to the expiration of the agreement in September 1997. The Company terminated the agreement because it believed that OWN, Inc. had not performed under the terms of the agreement. The termination provision in the agreement called for a two month notice with payment of $22,000 per month. The settlement represented two months termination fee, plus prior out of pocket expenses and interest. The settlement has been paid in full and the Company has no further obligations to OWN, Inc.

ITEM 4.   SUBMISSION OF MATTERS TO  A VOTE OF SECURITY HOLDERS.

          Inapplicable.

                                   PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

         (a) The Company's common stock trades under the symbol "ACAJ" on the OTC Bulletin Board. The Company's warrants to purchase common stock at $6.00 per share (which warrants expire August 22, 2001) also trade on the OTC Bulletin Board under the symbol "ACAJW"

         The following table sets forth the range of high and low closing sale prices for the common stock and the warrants on the OTC Bulletin Board for the period from October 1, 1997 to September 30, 1998.


                           Common  Stock             Warrants
                           -------------             --------
                           High     Low             High    Low
1st Fiscal Quarter 1998    11/16    1/2             1/16    1/16

2nd Fiscal Quarter 1998    2 1/2    1 5/8           1/4     1/4

3rd Fiscal Quarter 1998    1        3/4             3/16    1/8

4th Fiscal Quarter 1998    13/16    13/16           1/8     1/16


     The closing price for the common stock on December 29, 1998 was $.625 per share. On that date, there were approximately 312 shareholders of record of the Company's common Stock. The Company has never paid or declared any dividends on its common stock.

         (b) The following table sets forth the approximate use through September 30, 1998 of the $5,267,000 net proceeds of the Company's initial public offering.



DESIGN AND PRODUCTION OF DISPLAY FIXTURES           $   113,000

DEVELOPMENT AND FIXTURE OF OUTLET STORE             $    24,000

NATIONAL MARKETING PROGRAM                          $   162,000

RETIREMENT OF BRIDGE PROMISSORY NOTES               $   417,000

RETIREMENT OF OFFICERS LOANS                        $    32,000

REPAYMENT OF WORKING CAPITAL LOANS                  $   101,000

EXPENSES IN CONJUNCTION WITH THE
PURCHASE OF COTTON STUFF                            $   589,000

REPURCHASES OF COMMON STOCK                         $   145,790

WORKING CAPITAL AND GENERAL
CORPORATE PURPOSES                                  $ 3,683,210


TOTAL                                               $ 5,267,000

BALANCE                                             $     -0-

TOTAL PROCEEDS                                      $ 5,267,000

The principal variances from that expected at the time of the offering are the Cotton Stuff acquisition and the common stock repurchase.

ITEM 6.  MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

     The Company was formed in April 1995 with the business strategy of reintroducing the Aca Joe apparel brand through major department stores in the United States. The focus had been to capitalize on the strength of the Aca Joe name and perceived value of the apparel products.

     The Company was unsuccessful in its efforts to market Aca Joe and has given up its rights to the Aca Joe license effective June 30, 1998. The Company believes its lack of success in generating revenues was due to the tremendous competition in the men's sportswear market. During the launch of the Aca Joe line several of its competitors including Polo, Tommy Hilfiger and Nautica introduced a line of jeans and related wear which required additional floor space from their customers; the major department stores.
The Company was competing for floor space with three of the industry's most successful apparel firms and the buyers chose to give these companies the floor space needed for their new product lines leaving little opportunity for the Company's Aca Joe line. The buyers are more likely to give the brands that produce historically above average dollars per square foot additional space for more product than they are to allocate space to new or less widely distributed resources.

     The Company did change its marketing plan in early 1998 and attempted to gain distribution through men's specialty store, but revenues were not sufficient to gain profitability. For that reason, the Company elected not to renew its agreement with Action Down Under, Ltd. which gave the Company the exclusive license rights in the United States to the Aca Joe name for period beginning August 1, 1998.

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30. 1998

     The Company's total expenses for the year ended September 30, 1998 were $2,805,560 which included ($70,094) in interest expense. The total expenses primarily reflected a slight increase in selling expense, and an increase in general and administrative expenses due primarily to the increase occupancy cost following the consolidation of operations immediately after the acquisition of the Cotton Stuff assets. Total operating expenses as a percentage of revenues fell to approximately 62% of total revenues from 179% of total revenues in fiscal year ended September 30, 1997. The Company believes total operating expenses will continue to decrease by approximately 15% of revenues because of the licensing of the Cotton Stuff men's line. The Company believes the operating expenses attributable to the men's Cotton Stuff line and the ACA JOE men's line in fiscal year ended 1998 were approximately $500,000. The company was late in shipping approximately $200,000 of its orders booked for September 30, 1998 delivery. The orders were shipped on October 4 and 5, 1998. All the expenses associated with design and development of these orders is reflected in the results of operations for the period ended September 30, 1998, however the sales revenues are posted to October 1998. Additionally, the financial statements reflect approximately $35,000 in professional service fees associated with the previously reported merger with Jodi Kristopher. Inc., anticipated to close in the first or second quarter of 1999.

YEAR ENDED SEPTEMBER 30. 1997

     The Company's total expenses for the year ended September 30, 1997 were $2,278,966 which included ($20,807) in interest income. The total expenses primarily reflected an increase in selling, shipping and general and administrative expenses compared to the same period in 1996. Design and production expenses were $226,828, a decrease of approximately 37%. Selling expenses increased to $748,535 from $359,008 reflecting cost in development of a national sales force in the both men's and boy's Aca Joe line. The negative gross profit of ($672,705) primarily reflected the markdown of unsold Aca Joe inventory that was produced but not sold during the season for which it was designed. There was a prior period adjustment to the results of operations of 1997 in the amount of $81,084, reducing the loss in 1997 by the same amount. Further information concerning the prior period adjustment can be found in Notes to the Financial Statements #15.

FEDERAL TAXES

     Since its inception, the Company has been taxed as a "C" corporation. Accordingly the Company has available as of September 30, 1998 approximately $4,000,000 in net operating loss carryforwards to offset future federal taxable income until expiration through the year ending September 30, 2018.

     In the Company's fiscal year ended September 30, 1997 Form-10-KSB, the Company mistakenly overstated its net operating loss carryforward through that period. The net operating loss carryforward which was available to offset future federal taxable income at that period, would have been approximately $3,000,000.

LIQUIDITY AND CAPITAL RESOURCES

     In September 1996, the Company realized net proceeds of $5,267,000 from an initial public offering of common stock and warrants to purchase stock. A portion of these proceeds was used to repay approximately $550,000 of indebtedness then outstanding.

     The Company experienced losses of $258,235 for the period from April 28, 1995 (inception) to September 30, 1995, $1,826,928 for the year ended September 30, 1996, $2,954,339 for the year ended September 30, 1997 and $988,323 for the year ended September 30, 1998. The Company continues to experience loss from operations but expects to begin narrowing losses during the first half of fiscal 1999 due to the discontinuation of the Aca Joe lines and the licensing of the Cotton Stuff men's line. The revenues of the Cotton Stuff women's line are not sufficient to sustain the Company. At September 30, 1998, the Company's cash and cash equivalent balance was zero.

     At its current projected level of operations, the Company will require additional capital during the quarter ending March 31, 1999. In order to sustain operations until such time as positive cash flow can be achieved, the Company is considering available alternatives, including additional cost cutting. In addition, the Company may seek to fund its operations through private offerings of securities, with collaborative or other arrangements with corporate partners or from other sources. Additional financing may not be available when needed or on terms acceptable to the Company. The Company may be required to delay, scale back or eliminate certain of its development programs, to relinquish rights to certain products or to license to third parties the right to commercialize products the Company would otherwise seek to develop itself.

     In November 1996, following a decline in the market price of the Company's common stock, the Board authorized the Company's repurchase of up to 150,000 shares of its common stock. From December 1996 to March 1997, the Company purchased 116,000 shares for a total of $145,790 ($1.258 per share). Management believes these purchases were in the best interests of the Company and its shareholders at the time, but at present there are no plans to purchase any additional shares.

YEAR 2000

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates. This inability to recognize or properly treat the Year 2000 may cause the Company's systems and applications to process critical financial and operational information incorrectly. The Company continues to assess the impact of the Year 2000 issue on its reporting systems and operations.

     The Company is currently in the process of investigating whether its internal accounting systems and other operational systems are Year 2000 compliant. The Company has been informed by the vendor of its internal accounting software that upgrades that will bring such software into Year 2000 compliance are currently available and will provide them to the Company under its existing software maintenance agreement. The Company expects to effect the conversion of its internal accounting system to such upgraded software by June 1999. The Company believes that necessary conversions of other operational systems can also be accomplished through vendor upgrades and enhancements as provided under its system maintenance agreements currently in effect. The Company does not anticipate significant costs associated with any necessary conversions. However, there can be no assurances that certain of the Company's internal computer systems or networks or those of its key vendors and distributors will not be adversely effected by such Year 2000 issues, which could have a material adverse effect on the Company's business, operating results or financial conditions.

ITEM 7.  FINANCIAL STATEMENTS.

                      PACIFIC COAST APPAREL COMPANY, INC.

                             SEPTEMBER 30, 1998


                                 I N D E X

INDEPENDENT AUDITORS REPORT


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On June 28, 1996, the Company dismissed Chaskes & Company, Certified Public Accountants, as the Company's principal accountants. On the same date, the Company engaged Fineman West & Co. LLP as its new principal accountants to audit its financial statements for the fiscal period and year ended September 30 1995 and 1996 respectively. These decisions were made with the approval of the Company's Board of Directors.

     The Company believes, and has been advised by Chaskes & Company that it concurs in belief that (a) Chaskes & Company's report on the Company's financial statements for the period from inception through September 30, 1995 did not contain any adverse opinion or disclaimer of opinion nor was it modified as to uncertainty, audit scope or accounting principles, and (b) there was no disagreement between the Company and Chaskes & Company on any matter of accounting principles or practices, financial statement disclosure, or accounting scope or procedure which, if not resolved to the former accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement in such report.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

                                  MANAGEMENT

     The following table sets forth the names and year of birth of the Company's directors, executive officers and key employees.


NAME                        YEAR OF BIRTH            POSITION
Terrence L. McGovern            1949                 Chief Executive Officer
                                                     Chairman of the Board
                                                     of Directors and
                                                     Secretary

Micheal Mote                    1955                 Controller

Alan I. Annex (1),(2)           1961                 Director

James A. McDermott (1),(2)      1936                 Director


(1) Compensation Committee member
(2) Audit Committee member

     Mr. McDermott serves as the IT Director for Group B Clothing company. Mr. McDermott served as President and Chief Operating Officer of the Company from April 1995 to December 1997. Mr. McDermott was terminated in December 1997 as a cost savings measure. From 1991 to 1994, he was president of Choose, a private label apparel manufacturer. From 1990 to 1991 Mr. McDermott served as president of Catalina Swimwear and Sportswear. From 1998 to 1990 McDermott served as a consultant with the public accounting firm

Stonefield Josephson, where he developed an apparel software accounting package. From 1984 to 1987, Mr. McDermott served as president of Fashion Portfolio, a former subsidiary of Levi Strauss & Co., which designed, manufactured and marketed men's sportswear. From 1963 to 1984, Mr. McDermott served in various management positions with Levi Strauss & Co., including Sr. Vice president of marketing, president Levi Strauss USA Group II, and president of Levi Strauss & Co. Womenswear Division.

     Mr. Mote was hired in 1997 as company controller. He served as the controller for Cotton Stuff, Inc. from its inception in 1992 until the acquisition in 1997 by Pacific Coast Apparel Company, Inc. From 1990 to 1992, Mr. Mote owned and operated a small chain of ladies clothing stores. Previously, Mr. Mote was controller for Five and Dime, Inc., operators of a chain of ladies specialty stores located in California, and was controller for Jersey Juniors, Inc., an operator of ladies specialty stores located in the Pacific Northwest.

     Mr. Annex was elected a Director in November 1995. He serves as a designee of National Securities Company pursuant to provisions of the Company's underwriting agreement in connection with its initial public offering. He has been a partner at Camhy Karlinsky & Stein LLP since July 1995. From July 1994 to June 1995, Mr. Annex was of counsel to the firm. From January 1993 to June 1994, Mr. Annex was associated with Proskauer Rose Goetz & Mendelsohn and prior thereto he was associated with Shea & Gould. Mr. Annex is a director of Marketing Services Group, Inc.

ITEM 10.  EXECUTIVE COMPENSATION.

                          SUMMARY COMPENSATION TABLE

     The following table sets forth the compensation paid by the Company to the chief executive officer for services rendered during the fiscal years ended September 1998, 1997 and 1996.



NAME AND
PRINCIPAL POSITION                    FISCAL YEAR                SALARY
-----------------                    -----------                ------
Terrence L. McGovern                    1998                    $ 88,688
      Chairman of the Board             1997                    $108,000
      Chief Executive Officer           1996                    $100,760

James A. McDermott                      1998                    $ 36,890
      President and Chief               1997                    $108,000
      Operating Officer                 1996                    $104,700


EMPLOYMENT AGREEMENTS

     The Company has no employment agreements currently in place.

STOCK OPTION  PLAN AND OTHER STOCK OPTIONS

     The Company adopted a Stock Option Plan on November 15, 1996. The Plan authorizes the grant of options to officers and other employees, non-employees, directors and consultants for a maximum of 300,000 shares of the Company's common stock. The maximum number of shares which options may be granted under the Plan to any one person in any calendar year is 50,000 shares. The Plan was adopted by the Board of Directors and is not subject to shareholder approval, and may be amended by the Board of Directors without shareholder approval. Options granted under the plan to officers and directors are intended to be exempt from Section 16 (b) of the Securities and Exchange Act of 1934 pursuant to Rule 16b-3 thereunder.

     The Board has granted the following options which remain outstanding. There were no grants in fiscal 1998 to the Named Executive Officers.

     a. Five-year options granted under the Plan on November 15, 1996 to Messrs. Annex and Hurwitz; a former Director for 5,000 shares at $4.50 per share, fully vested. The Company also has a policy of granting non-employee directors an option for 2,500 shares annually as part of their compensation for serving as a director, pursuant to which on March 1997, Messrs. Annex and Hurwitz each received five-year options under the Plan for an additional 2,500 shares at $4.50 per share.

     b. In August 1997, two principals of the Company's investor relations firm received non-Plan five-year options totaling 75,000 shares at $1.00 per share.

     c. On August 22, 1997, Stuart Bryer received a non-Plan option to purchase 100,000 shares at $1.00 per share, which option was granted to him in connection with the Company's acquisition of the assets of Cotton Stuff, Inc., which company was principally owned by Mr. Bryer.

     d. On December 18, 1997, Micheal Mote, an employee, received a ten-year option under the plan for 50,000 shares at $.75 per share and another employee received a ten-year option under the Plan for 25,000 shares at $.75 per share.

     e. On January 12, 1998, Dorian Bolick, an employee, received a ten-year option under the plan for 25,000 shares at prices from $1.50 per share to $3.50 per share.

     f. On November 12, 1998, Alan Annex, a director, received a ten-year option under the plan for 25,000 shares at $.68 per share.

     g. On December 15, 1998, Micheal Mote, an employee, received a ten-year option under the plan for 25,000 shares at $1.00 per share. Five other employees received three-year options under the Plan for 1,000 shares each at $1.00 per share.

     On September 30, 1998, the closing sale price for the Company's common stock on the OTC Bulletin Board was $.8125 per share.

COMPENSATION OF DIRECTORS

     The Company pays $300 per Board meeting attended to each director who is not an officer or employee of the Company. All directors are entitled to reimbursement of expenses incurred in traveling to and from the Board meetings. Directors also receive a five-year stock option for 5,000 on becoming a director and annually receive an additional option for 2,500 shares.

INDEMNIFICATION OF DIRECTORS OFFICERS AND LIMITATION OF DIRECTORS LIABILITY

     The Company has adopted provisions in it's Articles of Incorporation that eliminate, to the fullest extent permissible under California Law, the liability of its directors to the Company for monetary damages. Such limitation of liability does not affect the availability of equitable remedies such as injunctive relief, recession or damages. The Company's Bylaws provide that the Company shall indemnify its directors and officers to the fullest extent permitted by California law, including in circumstances in which indemnification is otherwise discretionary under California law.

     Insofar as indemnification for liability arising under the Securities Act may be permitted to directors and officers of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Security and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. At the present time there is no pending litigation involving a director, officer, employee or other agent of the Company in which indemnification would be required or permitted. The Company is not aware of any threatened litigation or proceeding that may result in a claim for such indemnification.

ITEM 11.  SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information with respect to beneficial ownership of the Company's common stock as of December 16, 1998 by
(I) each executive officer of the Company, (ii) each director of the Company,
(iii) all directors and executive officers of the Company as a group, and
(iv) each person known by the Company to be a beneficial owner of more than five percent of the common stock.

NAMES AND ADDRESSES OF BENEFICIAL OWNERS


NO. OF SHARES
PERCENT OF CLASS                NO. OF SHARES           PERCENT OF CLASS
-------------------------------------------------------------------------------
Terrence L. McGovern
50 Ridgecrest Road
Kentfield, CA 94904               990,000                    32.2%

James A. McDermott                335,500                    10.9%
22522 Malden Street
West Hills, CA 91304

Complete Management, Inc.
254 West 31st. St.
New York, NY 10001                154,500                     5.0%

Alan Annex                         32,500                       *
1740 Broadway, 11th Fl.
New York, NY 10019-4315

All Directors and Executive
Officers as group
(two persons)                   1,325,500                    43.2%


     *  Less than 1% of the outstanding shares of Common Stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In May 1995, the Company entered into the License Agreement with Action Down Under, Ltd., an entity that owns the exclusive right to source and use the "Aca Joe" name in the United States. The License Agreement gives the Company an exclusive United States license to source, under the name and style "Aca Joe". Mr. McGovern, the chairman of the board and chief executive officer of the Company holds a 17% interest in the licensor. Mr. McGovern's ownership interest in Action Down Under, Ltd. represent a conflict of interest vis-a-vis his fiduciary obligations to the Company.

     In May 1998, the Company notified Action Down Under, Ltd., that it had no plans to renew its license for the rights to "Aca Joe" in the United States because of its inability to generate a profit from its efforts. The Company has no further obligations to Action Down Under, Ltd.

     In August 1997, Mr. Lawrence Hurwitz; a member of the Board of Directors at the time, received a finder's fee of $7,500 from Capital Factors in connection with the acquisition financing of the Cotton Stuff asset purchase transaction.

     In March 1998, The Company announced the signing of a Letter of Intent to purchase CMG, Inc., a Los Angeles based manufacturer of women's and men's apparel. In August 1998, the Company announced that it had ceased discussions with CMG, Inc. having decided it was not an appropriate acquisition candidate.

     In August 1998, Mr. Terrence McGovern, the chairman of the board and chief executive officer and , an affiliate of the Company put on deposit, as a loan to the Company, $216,000 with the Company's factor to induce the factor to overadvance the Company the same amount against receivables, so that the Company could meet its financial obligations. As compensation both Messrs. McGovern and the affiliate each received a warrant to purchase 54,000 shares of the Company's common stock for $.01 per share. Subsequent to the issue, both Mr. McGovern and the affiliate exercised their warrants.

     All future transactions, including loan, between the Company and its officers, directors, principal shareholders and affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors on the Board of Directors, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

                 PACIFIC COAST APPAREL COMPANY, INC. DBA COTTON STUFF


                                 FINANCIAL STATEMENTS


                                  SEPTEMBER 30, 1998

                 PACIFIC COAST APPAREL COMPANY, INC. DBA COTTON STUFF

                                  SEPTEMBER 30, 1998




                                      I N D E X





                                                                   Page No.
INDEPENDENT AUDITOR'S REPORT . . . . . . . . . . . . . . . . . . .    F-3

FINANCIAL STATEMENTS

  Balance Sheet as of September 30, 1998   . . . . . . . . . . . .    F-4

  Statement of Operations for the Years Ended
     September 30, 1998 and 1997 . . . . . . . . . . . . . . . . .    F-5

  Statement of Cash Flows for the Years Ended
     September 30, 1998 and 1997 . . . . . . . . . . . . . . . . .    F6-7

  Statement of Cash Flows - Supplemental Information
     for the Years Ended September 30, 1998 and 1997 . . . . . . .    F-8

  Statement of Stockholders' Deficiency for the Years
     Ended September 30, 1998 and 1997 . . . . . . . . . . . . . .    F-9

  Notes to Financial Statements. . . . . . . . . . . . . . . . . .    F-10-19


                        [FINEMAN WEST & CO. LLP LETTERHEAD]

                             INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
Pacific Coast Apparel Company, Inc.
   dba Cotton Stuff


We have audited the accompanying balance sheet of Pacific Coast Apparel Company, Inc. dba Cotton Stuff as of September 30, 1998 and the related statements of operations, cash flows and stockholders' deficiency for the years ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Coast Apparel Company, Inc. dba Cotton Stuff as of September 30, 1998 and the results of its operations and its cash flows for the years ended September 30, 1998 and 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company has incurred significant losses from operations and has a net deficit in accumulated earnings and a stockholders' deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                 FINEMAN WEST & CO LLP


December 18, 1998
Los Angeles, California

                 PACIFIC COAST APPAREL COMPANY, INC. DBA COTTON STUFF
                                    BALANCE SHEET

                                  SEPTEMBER 30, 1998




               ASSETS

CURRENT ASSETS
  Accounts receivable (Notes 1, 3 and 6)                        $   22,818
  Inventories (Notes 1, 3, 4 and 6)                                564,006
  Prepaid expenses and other current assets                         82,068
                                                                ----------
        Total Current Assets                                       668,892

PROPERTY AND EQUIPMENT, at cost, net of accumulated
  depreciation (Notes 1 and 5)                                      92,206

OTHER ASSETS                                                        36,730
                                                                ----------
                                                                $  797,828
                                                                ----------
                                                                ----------
     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Outstanding checks payable                                    $   17,324
  Current maturities of long-term debt (Note 6)                    108,000
  Due to factor (Note 3)                                            96,018
  Accounts payable                                                 171,474
  Accrued expenses (Note 7)                                        279,049
                                                                ----------
        Total Current Liabilities                                  671,865

LONG-TERM DEBT, LESS CURRENT MATURITIES (Note 6)                   110,713

NEGATIVE GOODWILL (Note 1)                                         161,062

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' DEFICIENCY (Notes 1, 9, 11, 12 and 15)

  Preferred stock
     Authorized, 600,000 shares
     No shares outstanding                                             -
  Common stock, no par value
     Authorized, 10,000,000 shares
     Issued and outstanding 3,064,000 shares                     5,453,798
  Additional paid-in capital                                       479,860
  Deficit                                                       (6,079,470)
                                                                ----------
        Total Stockholders' Deficiency                            (145,812)
                                                                ----------
                                                                $  797,828
                                                                ----------
                                                                ----------


                    See accompanying independent auditors' report
                          and notes to financial statements

                 PACIFIC COAST APPAREL COMPANY, INC. DBA COTTON STUFF
                               STATEMENT OF OPERATIONS


                                                  Year Ended September 30,
                                                ---------------------------
                                                    1998           1997
                                                -----------    -----------
                                                              (as restated)
                                                                (Note 15)
NET SALES (Notes 1 and 14)                      $ 4,474,339    $ 1,270,482

COST OF GOODS SOLD                                2,655,402      1,943,187
                                                -----------    -----------
GROSS PROFIT (LOSS)                               1,818,937       (672,705)

OPERATING EXPENSES (Note 11)
  Design and production                             226,016        226,828
  Selling                                           825,538        748,535
  Shipping                                           51,140         91,347
  General and administrative                      1,632,772      1,233,063
  Interest expense (income)                          70,094        (20,807)
                                                -----------    -----------
        Total Operating Expenses                  2,805,560      2,278,966
                                                -----------    -----------
LOSS BEFORE INCOME TAXES                           (986,623)    (2,951,671)

PROVISION FOR INCOME TAXES
  (Notes 1 and 10)                                   (1,700)        (2,668)
                                                -----------    -----------
NET LOSS                                        $  (988,323)   $(2,954,339)
                                                -----------    -----------
                                                -----------    -----------

BASIC NET LOSS PER SHARE (Note 8)                      (.33)          (.99)

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING (Note 8)                     2,965,000      2,974,000


                    See accompanying independent auditors' report
                          and notes to financial statements

                 PACIFIC COAST APPAREL COMPANY, INC. DBA COTTON STUFF
                               STATEMENT OF CASH FLOWS

                             INCREASE (DECREASE) IN CASH

                                                       Year Ended September 30,
                                                      --------------------------
                                                         1998            1997
                                                      -----------    -----------
                                                                    (as restated)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $  (988,323)   $(2,954,339)
                                                      -----------    -----------
  Adjustments to reconcile net loss to
    cash used by operating activities:
    Depreciation                                           37,010         35,888
    Loss on abandonment of leasehold improvements          14,402            -
    Amortization of negative goodwill                     (11,504)           -
    Issuance of stock for services                            -            4,500
    Changes in assets and liabilities, net
       of effect of assets and liabilities
       acquired in 1997
          Decrease (increase) in due from factor           173,577       (105,999)
          Increase (decrease) in due to factor              96,018         (5,000)
          Decrease (increase) in accounts
            receivable                                      29,847        (46,799)
          Decrease in inventories                          301,320          7,925
         (Increase) decrease in prepaid expenses
            and other current assets                       (64,431)        12,849
          Increase in other assets                         (16,991)        (5,957)
          Decrease in advances to contractor                   -           30,000
         (Decrease) increase in accounts payable           (69,830)        84,767
          Increase in accrued expenses                      98,057         34,909
                                                       -----------    -----------
            Total Adjustments                              587,475         47,083
                                                       -----------    -----------
            Net Cash Used by Operating
              Activities                                  (400,848)    (2,907,256)


                    See accompanying independent auditors' report
                          and notes to financial statements

                 PACIFIC COAST APPAREL COMPANY, INC. DBA COTTON STUFF
                               STATEMENT OF CASH FLOWS

                             INCREASE (DECREASE) IN CASH



                                                   Year Ended September 30,
                                                  --------------------------
                                                     1998            1997
                                                  -----------    -----------
                                                                (as restated)
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                 (5,606)      (165,385)
  Net payment for acquisition of net assets             -         (401,905)
  Decrease in short-term investments                 81,084      3,618,467
                                                  -----------    ----------
          Net Cash Provided  by
            Investing Activities                     75,478      3,051,177

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in outstanding checks payable             17,324            -
  Proceeds from issuance of common stock              1,080            -
  Decrease (increase) in note receivable,
    officer                                          10,000        (10,000)
  Principal payments on long-term debt             (109,642)          (851)
  Proceeds from long-term debt                          -          325,000
  Reacquisition of common stock                         -         (154,540)
  Decrease in loans payable, officer                    -           (6,899)
                                                  -----------    ----------
        Net Cash (Used) Provided by
         Financing Activities                       (81,238)       152,710
                                                  -----------    ----------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                 (406,608)       296,631

CASH AND CASH EQUIVALENTS, beginning                406,608        109,977
                                                  -----------    ----------
CASH AND CASH EQUIVALENTS, ending                 $     -        $ 406,608
                                                  -----------    ----------
                                                  -----------    ----------


                    See accompanying independent auditors' report
                          and notes to financial statements

                 PACIFIC COAST APPAREL COMPANY, INC. DBA COTTON STUFF
                  STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION


                                                    Year Ended September 30,
                                                    ------------------------
                                                      1998           1997
                                                    --------       --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the year for:
       Interest                                     $ 78,598       $ 28,179
       Income taxes                                    2,635          1,618


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES

  During the year ended September 30, 1997, the Company reacquired and retired 121,000 shares of common stock for $154,540. The difference between the original issuance price and the reacquisition price of $306,610 has been reflected on the accompanying financial statements as an increase in additional paid-in capital.

  On August 22, 1997, the Company acquired certain assets and assumed certain liabilities of Cotton Stuff, Inc. as follows:

       Fair value of assets acquired (all current)            $  793,193
       Liabilities assumed (all current)                         145,627
                                                              ----------
       Less: negative goodwill resulting from the                647,566
         net asset acquisition                                   172,566
                                                              ----------
       Purchase price                                            475,000
         Less: cash acquired                                      73,095
                                                              ----------
       Net cash paid for acquisition of net assets            $  401,905
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

                    See accompanying independent auditors' report
                          and notes to financial statements

                 PACIFIC COAST APPAREL COMPANY, INC. DBA COTTON STUFF
                        STATEMENT OF STOCKHOLDERS' DEFICIENCY

                        YEAR ENDED SEPTEMBER 30, 1998 AND 1997

                                                                                                      Total
                                                 Common Stock          Additional                  Stockholders'
                                           -----------------------      Paid-in                       Equity
                                            Shares        Amount        Capital       Deficit      (Deficiency)
                                           ----------   ----------     --------    -----------     ------------
Balance, October 1, 1996                   3,070,000    $5,920,118     $162,500    $(2,136,808)    $ 3,945,810

Reacquisition of stock during the year
       ended September 30, 1997             (116,000)     (452,400)     306,610            -          (145,790)

Issuance of stock for services                 9,000         4,500          -              -             4,500

Other                                         (5,000)      (19,500)      10,750            -            (8,750)

Net loss for the year ended
       September 30, 1997, as restated           -           -            -         (2,954,339)     (2,954,339)
                                           ----------   ----------     --------    -----------     ------------
Balance, September 30, 1997                2,958,000     5,452,718      479,860     (5,091,147)        841,431

Issuance of stock                            108,000         1,080        -                 -            1,080

Cancellation of stock                         (2,000)        -            -                 -              -

Net loss for the year ended
       September 30, 1998                        -           -            -           (988,323)       (988,323)
                                           ----------   ----------     --------    -----------     ------------
Balance, September 30, 1998                3,064,000    $5,453,798     $479,860    $(6,079,470)    $  (145,812)
                                           ----------   ----------     --------    -----------     ------------
                                           ----------   ----------     --------    -----------     ------------

Note: No preferred stock was issued or outstanding as of September 30, 1998 and 1997 and for the years then ended.


                    See accompanying independent auditors' report
                          and notes to financial statements

                PACIFIC COAST APPAREL COMPANY, INC. DBA COTTON STUFF
                            NOTES TO FINANCIAL STATEMENTS

                                  SEPTEMBER 30, 1998

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BUSINESS

    The Company was incorporated in the state of California in 1995 and was in the development stage through September 30, 1995. The Company manufactures primarily women's' casual apparel for sale to retailers throughout the United States under the label "Cotton Stuff" and uses the services of outside contractors for its manufacturing. In the prior year, the Company manufactured under the "Aca Joe" trademarks and used the dba "Aca Joe."
    The Company has only one reportable industry segment, apparel manufacturing. The deficit accumulated during the development stage to September 30, 1995 was $258,235.

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

                 PACIFIC COAST APPAREL COMPANY, INC. DBA COTTON STUFF
                            NOTES TO FINANCIAL STATEMENTS

                                  SEPTEMBER 30, 1998


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

    SIGNIFICANT TRANSACTIONS

    On August 22, 1997, the Company acquired certain assets and assumed certain liabilities of Cotton Stuff, Inc. and also took over their related business and operations. Cotton Stuff, Inc. operated as a manufacturer of casual sportswear and sold to specialty retailers throughout the United States. The purchase price of the net assets acquired was $475,000. This transaction has been accounted for using the purchase method of accounting and the prior year financial statements include the results of these operations from August 22, 1997 to September 30, 1997.

    Negative goodwill results from the amount of the fair value of the above net assets acquired that exceeds the purchase price. The negative goodwill is being amortized over a period of 15 years using the straight-line method.

                 PACIFIC COAST APPAREL COMPANY, INC. DBA COTTON STUFF
                            NOTES TO FINANCIAL STATEMENTS

                                  SEPTEMBER 30, 1998


2 - ACQUISITION OF COTTON STUFF, INC.'S NET ASSETS

    The following table reflects the unaudited pro-forma combined results of operations of the Company and the Cotton Stuff, Inc. operations assuming that the acquisition had taken place at the beginning of the fiscal year ended September 30, 1997:

              Net sales                                    $ 4,851,000
              Net loss                                      (3,088,000)
              Net loss per common share                          (1.04)
              Shares used in computation                     2,974,000


    The unaudited pro-forma information above has been prepared assuming Cotton Stuff, Inc. had been acquired as of the beginning of the period presented. The pro-forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of that date. In addition, the pro-forma information is not intended to be a projection of future results and does not reflect any reduction (or increase) of expenses that may result from the integration of Cotton Stuff, Inc.'s operations with the Company.

3 - DUE TO FACTOR

    The Company uses a factor for credit administration and working capital purposes. Under the factoring agreement, the factor purchases a substantial portion of the Company's trade accounts receivable and assumes substantially all credit risks with respect to such accounts. Receivables sold in excess of maximums established for each account by the factor are subject to recourse in the event of non-payment by the customer. At September 30, 1998, items subject to such recourse were $83,000. To the extent that the Company draws on funds prior to the average maturity date of accounts receivable sold to the factor, the Company pays interest on such funds. The Company is contingently liable to the factor for merchandise disputes, customer claims, and the like, on receivables sold to the factor. The Company has granted to the factor a security interest in any of the Company's accounts receivable and inventories. An officer and affiliate of the Company have pledged certain personal assets to the factor in order to collateralize over-advances from the factor.

                 PACIFIC COAST APPAREL COMPANY, INC. DBA COTTON STUFF
                            NOTES TO FINANCIAL STATEMENTS

                                  SEPTEMBER 30, 1998

4 - INVENTORIES

    Inventories consist of the following:

         Raw materials                                    $   299,275
         Work in process                                       43,680
         Finished goods                                       221,051
                                                          -----------
                                                          $   564,006
                                                          -----------
                                                          -----------
5 - PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

         Office equipment                                 $    46,573
         Furniture and fixtures                               114,473
                                                          -----------
                                                              161,046
         Accumulated depreciation                              68,840
                                                          -----------
                                                          $    92,206
                                                          -----------
                                                          -----------

6 - LONG-TERM DEBT

    Long-term debt consists of the following:

         Note payable, factor, bearing interest at
         prime plus 2.5% (prime rate is 8.50% as of
         September 30, 1998), payable in 36 install-
         ments.  Security interests are the same as
         those described in Note 3                        $   218,713

         Current maturities                                   108,000
                                                          -----------
                                                          $   110,713
                                                          -----------
                                                          -----------

                 PACIFIC COAST APPAREL COMPANY, INC. DBA COTTON STUFF
                            NOTES TO FINANCIAL STATEMENTS

                                  SEPTEMBER 30, 1998


6 - LONG-TERM DEBT (Continued)

    Minimum future payments on long-term debt are as follows:


             Year Ending
            September 30,
            -------------
                1999                                      $ 108,000
                2000                                        108,000
                2001                                          3,000
                                                          ---------

                                                          $ 219,000
                                                          ---------
                                                          ---------

7 - ACCRUED EXPENSES AND SUNDRY LIABILITIES

    Accrued expenses and sundry liabilities consist of the following:

         Payroll and payroll taxes                        $  26,710
         Commissions                                          8,084
         Professional fees                                  164,394
         Contract payable                                    38,191
         Other                                               41,670
                                                          ---------
                                                          $ 279,049
                                                          ---------
                                                          ---------


8 - BASIC LOSS PER SHARE

    Basic loss per share computation for the years ended September 30, 1998 and 1997 is based upon the weighted average number of shares outstanding in each period and does not include the exercise of stock purchase warrants and stock options because the effect of such inclusion would be to decrease the net loss per share.

9 - PREFERRED STOCK

    The preferred stock is noncumulative and is convertible into one share of common stock for each share of preferred stock.

                 PACIFIC COAST APPAREL COMPANY, INC. DBA COTTON STUFF
                            NOTES TO FINANCIAL STATEMENTS

                                  SEPTEMBER 30, 1998

9 - PREFERRED STOCK (Continued)

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

10 -INCOME TAXES

    The Company has available approximately $4,000,000 as of September 30, 1998 in federal net operating loss carryforwards of which $3,000,000 can be used to offset future federal taxable income, if any, until its expiration through the year ending September 30, 2012 and $1,000,000 can be used to offset future federal taxable income, if any, until its expiration through the year ending September 30, 2018.

    For state income tax purposes, the Company also has available approximately $4,000,000 in net operating loss carryforwards which can be used to offset future state taxable income, if any, until its expiration through the year ending September 30, 2003.

11 -COMMITMENTS AND CONTINGENCIES

    LEASES

    The Company leases its office and warehouse facilities through March 2000. Additionally, the Company leases two showrooms under noncancellable leases through October 2000. The Company subleases its office and warehouse facilities on a month-to-month basis. Rental income for the year ended September 30, 1998 was $34,000. There was no rental income in 1997. Rent expense for the years ended September 30, 1998 and 1997 approximates $154,000 and $110,000, respectively, net of rental income.

                 PACIFIC COAST APPAREL COMPANY, INC. DBA COTTON STUFF
                            NOTES TO FINANCIAL STATEMENTS

                                  SEPTEMBER 30, 1998

11 -COMMITMENTS AND CONTINGENCIES (Continued)

    LEASES (Continued)

    Minimum future lease payments are as follows:


            Year Ending
            September 30,
            -------------
                1999                                      $ 191,000
                2000                                        170,000
                2001                                          2,000
                                                          ---------
                                                          $ 363,000
                                                          ---------
                                                          ---------

    ROYALTY AGREEMENT

    The Company had a licensing agreement whereby the Company had the exclusive right to design, manufacture and sell products utilizing the "Aca Joe" trademarks. The Company elected to cancel its royalty agreement during the year ended September 30, 1998.

    Royalty expense for the years ended September 30, 1998 and 1997 was $37,500 and $25,000, respectively.

    STOCK PURCHASE WARRANTS

    The Company has outstanding warrants to purchase up to 1,350,000 shares of the Company's common stock at $6.00 per share through 2001 and also has outstanding warrants to purchase up to 270,000 shares of common stock through 2001 at an approximate average price of $6.00 per share.

    During the year ended September 30, 1997, the Company issued additional warrants to purchase up to 75,000 shares of common stock at $1.00 per share through July 31, 2002. During the year ended September 30, 1998, the Company issued two warrants to purchase 54,000 shares of common stock each, at $.01 per share, to an officer of the Company and an affiliate of the Company in exchange for the pledging of certain personal assets with the Company's factor. The warrants were exercised immediately and 108,000 shares of common stock were issued.

                 PACIFIC COAST APPAREL COMPANY, INC. DBA COTTON STUFF
                            NOTES TO FINANCIAL STATEMENTS

                                  SEPTEMBER 30, 1998

11 -COMMITMENTS AND CONTINGENCIES (Continued)

    CONTINGENCIES

    The Company is involved in a legal dispute with a potential total liability to the Company of approximately $440,000. Outside counsel for the Company has advised that at this stage in the proceedings, an opinion as to the probable outcome can not be made. However, management of the Company believes that the ultimate outcome of the matter will not have a material adverse effect upon the Company's financial position. During the year ended September 30, 1998, the Company settled an arbitration for approximately $70,000 and this is included in operating expenses.

12 -STOCK OPTION PLAN

    The Company has a stock option plan which provides for the granting of up to 300,000 shares of common stock. The option price per share will be fixed on the date the option is granted and the maximum term of an option may not exceed ten years. The option price will be not less than the fair value of the stock at the date of grant.

    Stock option activity during the years ended September 30, 1998 and 1997 is as follows:

                                                                       Option
                                                        Shares          Price
                                                        ---------  -----------
            Outstanding as of October 1, 1996               -      $     -
            Granted during the year ended
               September 30, 1997                       215,000    1.00 to 4.50
            Canceled during the year ended
               September 30, 1997                       100,000        4.50
                                                        -------
            Outstanding as of September 30, 1997        115,000    1.00 to 4.50

            Granted during the year ended
              September 30, 1998                        105,000     .75 to 3.50
            Canceled during the year ended
              September 30, 1998                        (16,667)   1.50 to 3.50
                                                        -------
            Outstanding as of September 30, 1998        203,333     .75 to 4.50
                                                        -------
                                                        -------

    Subsequent to September 30, 1998, the Company granted stock options to a director and employees of the Company. The options can be exercised to purchase up to 55,000 shares of common stock at prices ranging from $.68 per share to $1.00 per share.

                 PACIFIC COAST APPAREL COMPANY, INC. DBA COTTON STUFF
                            NOTES TO FINANCIAL STATEMENTS

                                  SEPTEMBER 30, 1998


13 -DEFERRED INCOME TAXES

    Components of the Company's gross deferred tax balance and deferred tax asset valuation allowance are as follows:


        Deferred tax assets
              Net operating loss carryforwards                    $ 2,360,000
        Less valuation allowance                                   (2,360,000)
                                                                  ------------
            Net deferred taxes                                    $
                                                                  ------------
                                                                  ------------

    100% valuation allowance is necessary due to the uncertainty of future earnings and the resultant realization of future tax benefits.

14 -MAJOR CUSTOMERS

    For the year ended September 30, 1998, no customers accounted for more than 10% of the Company's sales. For the year ended September 30, 1997, approximately 10% of the Company's sales were to one customer. All receivables were sold to the Company's factor.

15 -PRIOR PERIOD ADJUSTMENT

    The accompanying financial statements for the year ended September 30, 1997 have been restated to correct an error made in the year ended September 30, 1997. The error caused an understatement in assets. The effect of the error was to reduce the net loss for the year ended September 30, 1997 by $81,084 ($.03 per share). There is no income tax effect due to the existence of the tax net operating loss carryforwards.

16 -GOING CONCERN

    The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. However, the Company sustained a loss of approximately $988,000 for the year ended September 30, 1998 and as of September 30, 1998, the Company's accumulated deficit is approximately $6,080,000 and the stockholders' deficiency is approximately $146,000.

                 PACIFIC COAST APPAREL COMPANY, INC. DBA COTTON STUFF
                            NOTES TO FINANCIAL STATEMENTS

                                  SEPTEMBER 30, 1998

16 -GOING CONCERN (Continued)

    In order to generate profitable operations, the Company needs to increase its sales volume and reduce operating overhead. In addition, to continue as a going concern, the Company may need an infusion of additional capital or financing.


17 -OTHER MATTERS

    Historically, certain computer programs were written using two digits rather than four to define the applicable year. Accordingly, these programs and related software may recognize a date using "00" as 1900 rather than the year 2000, which could result in major systems failures or miscalculations, commonly referred to as the Year 2000 issue.

    The Company is currently in the process of investigating whether its internal accounting systems and other operational systems are Year 2000 compliant. The Company expects to effect the conversion of its internal accounting system to upgraded software in 1999. The Company believes that necessary conversions of other operational systems can also be accomplished through vendor upgrades and enhancements. The Company does not anticipate significant costs associated with any necessary conversions. However, there can be no assurances that certain of the Company's internal computer systems or networks or those of its significant customers, vendors and other suppliers of goods and services will not be adversely effected by such Year 2000 issues, which could have a material adverse effect on the Company's business, operating results or financial condition.

18 -SUBSEQUENT EVENT

    Subsequent to September 30, 1998, the Company entered into a Reorganization Agreement (Agreement) with a Los Angeles based women's apparel manufacturer. This Agreement will provide for a merger between the Company and the apparel manufacturer. The merger contemplated under the Agreement has not been consummated as of the current date as there are certain contingencies presently existing that must be resolved prior to the actual merger taking place. The Company is in the process of seeking financing related to the proposed merger, but no commitment for financing currently exists.