Form 10QSB
period 1998-12-31
PACIFIC COAST APPAREL CO INC
filed 1999-02-16
CIK 1005185

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended DECEMBER 31, 1998

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 0-28760

                      Pacific Coast Apparel Company, Inc.
                      -----------------------------------
              (Exact name of registrant as specified in its charter)

        California                                    95-4536683
        ----------                                    ----------
(State or other Jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

1620 S. Los Angeles Street
    Los Angeles, CA                                     90015
    ---------------                                     -----
(Address of principal office)                         (Zip Code)

Registrant's telephone number,
including area code                                (213) 748-9724
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

                Yes /X/                               No / /

     Number of shares of common stock
     outstanding as of December 31, 1998                     3,064,000

Transactional Small Business Disclosure Format     Yes / /    No /X/

                        PACIFIC COAST APPAREL CO., INC.
                                 BALANCE SHEET

                                                           December 31, 1998    September 30, 1998

          ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                        $3,985
     Accounts receivable                                             $78,040               $22,818
     Inventories                                                    $487,014              $564,006
     Prepaid expenses and other current assets                       $34,147               $82,068

        Total current assets                                        $603,186              $668,892

PROPERTY AND EQUIPMENT - at cost, net of                             $89,077               $92,206
     accumulated depreciation

OTHER ASSETS                                                         $35,666               $36,730
                                                                    $727,929              $797,828

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Outstanding checks payable                                                            $17,324
     Accounts payable                                               $208,719              $171,474
     Accrued expenses                                               $265,685              $279,049
     Due to factor                                                   $72,399               $96,018
     Current maturities of long-term debt                           $108,000              $108,000

        Total current liabilities                                   $654,803              $671,865

LONG TERM DEBT, LESS CURRENT                                         $83,250              $110,713
     MATURITY

NEGATIVE GOODWILL                                                   $158,178              $161,062

STOCKHOLDERS' EQUITY
     Preferred stock
        Authorized, 600,000 shares
        No shares outstanding
     Common stock - no par value                                  $5,453,798            $5,453,798
        Authorized, 1,000,000 shares
        Issued and outstanding 3,064,000 shares
     Additional paid-in capital                                     $479,860              $479,860
     Deficit                                                     ($6,101,960)          ($6,079,470)

        Total stockholders' equity                                 ($168,302)            ($145,812)

                                                                    $727,929              $797,828


                  See notes to condensed financial statements

                        PACIFIC COAST APPAREL CO., INC.
                            STATEMENT OF OPERATIONS

                                                    Three Months Ended December 31
                                                  ----------------------------------
                                                     1998                    1997
                                                     ----                    ----
NET SALES                                         $1,229,287              $1,134,521

COST OF GOOD SOLD                                    673,602                 553,793

GROSS (LOSS) PROFIT                                  555,685                 580,728

OPERATING EXPENSES
   Design and production                             118,638                 127,375
   Selling                                           125,798                 195,618
   Shipping                                           70,445                  55,926
   General and administrative                        242,301                 392,652
   Interest (income) expense                          20,193                  19,737

     Total Operating Expenses                        577,375                 791,308

LOSS BEFORE INCOME TAXES                             (21,690)               (210,580)

PROVISION FOR INCOME TAXES                              (800)                   (800)

NET LOSS                                            ($22,490)              ($211,380)

NET LOSS PER SHARE                                     (0.01)                  (0.07)

WEIGHTED AVERAGE NUMBER OF                         3,064,000               2,958,000
   COMMON SHARES OUTSTANDING


                  See notes to condensed financial statements

                                                                     Page 1 0f 2
                        PACIFIC COAST APPAREL CO., INC.
                       CONDENSED STATEMENT OF CASH FLOWS

                          INCREASE (DECREASE) IN CASH

                                                                       Three Months Ended December 31
                                                                      --------------------------------
                                                                         1998                   1997
                                                                         ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                         ($22,490)              ($211,380)
     Adjustments to reconcile net loss to
        cash used by operating activities:
        Depreciation                                                    $9,000                  $9,247
        Amortization of negative goodwill                              ($2,884)                ($2,884)

        Changes in assets and liabilities, net
          of effect of assets and liabilities
          acquired:
            Increase in due from factors                              ($23,619)               ($53,371)
            Decrease in accounts receivable                           ($55,222)                $17,743
            Increase in inventories                                    $76,992                ($45,175)
            Increase in prepaid expenses and                           $47,921                ($23,508)
               other current assets
            Increase in other assets                                    $1,064                 ($1,803)

            Increase (decrease) in accounts payable                    $37,245                 $84,179
            Increase (decrease) in accrued expenses                   ($13,364)                $19,566

            Total Adjustments                                          $77,133                  $3,994

            Net Cash Used By Operating Activities                      $54,643               ($207,386)


                  See notes to condensed financial statements

                                                                     Page 2 0f 2
                        PACIFIC COAST APPAREL CO., INC.
                       CONDENSED STATEMENT OF CASH FLOWS

                          INCREASE (DECREASE) IN CASH



                                                                       Three Months Ended December 31
                                                                      --------------------------------
                                                                         1998                   1997
                                                                         ----                   ----
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                ($5,871)                ($1,638)
     Decrease in short term investments

          Net Cash (used) Provided by                                  ($5,871)                ($1,638)
            Investing Activities

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on long term debt                             ($27,463)               ($27,551)
     Reacquistion of common stock

          Net Cash Used by
            Financing Activities                                      ($27,463)               ($27,551)

NET DECREASE IN CASH AND
     CASH EQUIVALENTS                                                  $21,309               ($236,575)

CASH AND CASH EQUIVALENTS, beginning
     as previously stated                                             ($17,324)               $460,606

PRIOR PERIOD ADJUSTMENT                                                                        $81,085

CASH AND CASH EQUIVALENTS,
     beginning, as restated                                           ($17,324)               $487,693

CASH AND CASH EQUIVALENTS, ending                                       $3,985                $251,118


                   See notes to condensed financial statements

                        PACIFIC COAST APPAREL CO., INC.
                      CONDENSED STATEMENT OF CASH FLOWS -
                           SUPPLEMENTAL INFORMATION


                                                     Three Months Ended December 31
                                                     ------------------------------
                                                          1998          1997
                                                          ----          ----
SUPPLEMENTAL DISCLOSURE OF
     CASH FLOW INFORMATION
     Cash paid during period for:
          Interest                                      $19,234        $20,178
          Income Taxes


                  See notes to condensed financial statements

                        PACIFIC COAST APPAREL CO., INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                              DECEMBER 31, 1998


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

    These statements should be read in conjunction wth the financial statements and reflected notes which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1998


                  See notes to condensed financial statements

                        PACIFIC COAST APPAREL CO., INC.
                  CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

                         YEAR ENDED SEPTEMBER 30, 1998
                 AND THE THREE MONTHS ENDED DECEMBER 31, 1998

                                                   Common stock        Additional                       Total
                                              ----------------------    Paid-in                      Stockholders'
                                                Shares       Amount      Capital         Deficit         Equity

Balance, October 1, 1996                      3,070,000    5,920,118     $162,500     ($2,136,808)     $3,945,810

Issuance of stock for services                    9,000       $4,500                                       $4,500

Reacquistion of stock during the
    year ended September 30, 1997              (116,000)   ($452,400)    $306,610                       ($145,790)

Other                                            (5,000)    ($19,500)     $10,750                         ($8,750)

Net loss for the year ended
 .  September 30, 1997                                                                 ($2,954,339)    ($2,954,339)
                                              ---------    ----------    --------    ------------      ----------
Balance, September 30, 1997                   2,958,000    5,452,718     $479,860     ($5,091,147)       $841,431

Issuance of stock                               108,000       $1,080                                       $1,080

Cancellation of stock                            (2,000)

Net loss for the year ended
 .     September 30, 1998                                                                ($988,323)      ($988,323)
                                              ---------    ----------    --------    ------------      ----------
Balance, September 30, 1998                   3,064,000    5,453,798     $479,860     ($6,079,470)      ($145,812)

Net loss for the three months ended
 .    December 31, 1998                                                                   ($22,490)       ($22,490)
                                              ---------    ----------    --------    ------------      ----------
Balance, December 31, 1998                    3,064,000    5,453,798      479,860      (6,101,960)       (168,302)



                See notes to condensed financial statements

FORWARD LOOKING STATEMENTS

         In addition to historical information, this Annual Report contains Forward-looking statements, such as those pertaining to the Company's future sales and revenues, return on investment, profitability, cash requirements and possible merger transaction. Forward-looking statements involve numerous risks and uncertainties. The following factors, among others discussed herein, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statement: economic conditions, competitive products, and pricing, new product development, need for additional capital, development of the Cotton Stuff business, changes in fashion trends, dependence on key customers and personnel, consumer response to the Company's products and advertising and the uncertainties associated with the Company's ability to consummate the possible merger transaction discussed herein. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update forward-looking statements. See also the Company's other reports to be filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

INTRODUCTION

         Pacific Coast Apparel Company, Inc. ("the Company") was incorporated in California in April 1995 to design, source and market, under license, in the United States a collection of men's active sportswear under the brand name "Aca Joe" Registered Trademark through traditional department stores and men's specialty stores. In August 1997, the Company acquired the assets and business of Cotton Stuff, Inc. Because of the Company's inability to generate sufficient revenues it decided not to renew its exclusive Aca Joe license and ceased doing business thereunder in June 1998.

         Cotton Stuff apparel is a collection of both men's and women's better sportswear which is sold across the United States through better catalogs including Saks Folio, Coldwater Creek, Neiman Marcus and Nordstrom, better specialty stores such as Fred Siegel, Bloomingdales and My Friends Place and selected department stores including Macy's.

         Over the past three years, the women's line represented the significant portion of the Cotton Stuff business. In January 1998, the Company began to execute a plan to further develop the men's business.

         The Company hired Dorian Bolick a men's designer and merchandiser to head the product development of the men's line. Additionally, the Company recruited a sales force comprised of seven independent regional salesmen and began opening specialty store accounts across the country.

         In November 1998, the Company announced the signing of definitive merger agreement which called for the merger of Jodi Kristopher, Inc. into the Company which would be the surviving corporation.

         Jodi Kristopher, Inc. ("JKI") is a well-established Los Angeles maker of junior dresses with annual revenues of approximately $45M. The company is owned and operated by Ira Rosenberg, a successful industry veteran.

         JKI distributes its line through major department stores including the Federated Group, Robinson's-May, Dayton Hudson, Kohl's, Sears Roebuck & Company and J C Penney among others.

         The terms of the agreement called for the Company to pay to the existing shareholders of JKI at closing, $1,456,532 in cash, and to issue 2,506,900 shares of its common stock and 9,646 shares of Series A Preferred Stock with a valuation of $100 per share in exchange for all of the outstanding Class A and B common stock of JKI. Reference is made to the Reorganization Agreement and exhibits thereto governing the merger, which are included in this quarterly report as exhibits, for a more complete description of such transaction.

         Upon completion of the merger, Mr. Ira Rosenberg will become the president and chief executive officer of the Company and Mr. McGovern will remain chairman of the board of the Company.

         If all conditions of the reorganization Agreement are met, the merger is anticipated to close in the Company's second or third fiscal quarter 1999. The Company plans to consolidate the operations of the two companies following the merger.

         The Company's ability to consummate the described transaction or any future acquisition or merger is subject to numerous uncertainties and conditions, including the ability to obtain financing on terms satisfactory to the company and JKI receipt of third-party consents, adverse changes to the business of the Company or its target markets, and the uncertainties with the Company's operations.

         In anticipation of the pending merger with JKI, the Company decided to re-focus all of it's energies and resources on the development of the Cotton Stuff women's line and has licensed the men's Cotton Stuff sportswear category to 34 Degrees West Apparel Company, Inc., a California Corporation formed by Dorian Bolick. The initial term of the license agreement is thirteen months. The licensee has the option to renew the agreement for one additional four-year term.

THREE MONTHS ENDED DECEMBER 31, 1998

         Revenues for the quarter ended December 31, 1998 were $1,229,287 compared to $1,134,621 for the comparable prior year's quarter. Gross profit for the quarter was $555,375 compared to $580,726 in the quarter ended December 31, 1997. The lower gross profit reflects the markdown of certain Cotton Stuff men's inventory. Total expenses for the quarter ended December 31, 1998 were $577,375 compared to $791,308. The significant drop in operating expenses reflects the effects of the cost cutting program put in place during the first fiscal quarter 1998. In addition to the reduction in operating expenses for the period ended December 31, 1998, it should be noted that expenses of approximately $43,289 were incurred in conjunction with the merger involving Jodi Kristopher, Inc. The expenses were primarily professional fees and related expenses. Additionally, the Company continued to incured expenses from the design and development of the Cotton Stuff men's line during the period. Since the Company licensed its Cottons Stuff men's line in December 1998, it does not believe it will incur material expenses relative to the Cotton Stuff men's line in future periods. Net losses for the period ended December 31, 1998 were narrowed to ($22,490) compared to ($211,380) for the comperable period ended December 31, 1997. The results of the quarter ended December 31, 1997 reflects the continued development of the Aca Joe lines and the further development of the Cotton Stuff men's line. As previously stated, neither the Aca Joe lines or the Cotton Stuff men's lines are currently being developed by the Company.

LIQUIDITY AND CAPITAL RESOURCES

         In September 1996, the Company realized net proceeds of approximately $5,267,000 from the initial public offering of common stock and warrants to purchase common stock. A portion of these proceeds were used to repay approximately $550,000 of indebtedness then outstanding. The Company has experienced cumulative losses from operations of ($6,101,980) for the period from April 28, 1995 (inception) through December 31, 1998.

         The company continues to experience loss from operations but expects the losses to continue to decline during the first half of fiscal 1999 due to the discontinuation of the Aca Joe lines and the licensing of the Cotton Stuff men's line.

         The revenues of the Cotton Stuff women's line are not sufficient to sustain the Company. At December 31, 1998, the Company's cash and cash equivalent balance was zero.

         In January 1999, a non-affiliate loaned the Company $50,000 which the Company used to purchase inventory and for working capital purposes. The loan calls for repayment on or before February 28, 1999 and bears interest at the rate of 1% per month. If the Company fails to repay the total amount due as agreed, the lender has the right to exercise a warrant, which was issued as collateral by the Company, to purchase 100,000 shares of the Company's common stock for the aggregate sum of $1. The Company believes it will have the cash to repay the loan in full on time.

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

FEDERAL TAXES

         Since its inception, the Company has been taxed as a "C" corporation. Accordingly the Company has available as of December 31, 1998 approximately $4,000,000 in net operating loss carryforwards to offset future federal taxable income until expiring through the year ending September 30, 2018.

LEGAL PROCEEDINGS

         The Company is currently involved in a law suit, which was filed by Ms. Jill Grossman, the Company's former sales manager. Ms. Grossman terminated her employment with the Company on September 22, 1997. Ms. Grossman claims she is owed approximately $440,000 of compensation due under and employment agreement. The Company filed a cross complaint against Ms. Grossman based on the belief that, among other things, Ms. Grossman breached the employment agreement.

         Although the outcome of the litigation cannot be predicted with certainty, management believes that the Company has meritorious defenses to the claims alleged, and intends to defend this action with vigor.

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

         The Company is currently in the process of investigating whether its internal accounting systems and other operations systems are Year 2000 compliant. The Company has been informed by the vendors of its internal accounting software that upgrades are currently available and will provide them to the Company under its existing software maintenance agreement. The Company expects to effect the conversion of its internal accounting system to such upgraded software by June 1999. The Company believes that necessary conversions of other operational systems can also be accomplished through vendor upgrades and enhancements as provided under its system maintenance agreements currently in effect. The Company does not anticipate significant costs associated with any necessary conversions. However, there can be no assurances that certain of the Company's internal computer systems or networks or those of its key vendors and distributors will not be adversely effected by such Year 2000 issues, which could have a material adverse effect on the Company's business, operating results or financial condition.

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

February 15, 1999