Form 10QSB
period 1999-03-31
PACIFIC COAST APPAREL CO INC
filed 1999-05-17
CIK 1005185

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended MARCH 31, 1999

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

                Yes /X/                               No / /

     Number of shares of common stock
     outstanding as of MARCH 31, 1999                     3,064,000

Transactional Small Business Disclosure Format     Yes / /    No /X/

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

INTRODUCTION

         Pacific Coast Apparel Company, Inc. ("the Company") was incorporated in California in April 1995 to design, source and market, under license, in the United States a collection of men's active sportswear under the brand name "Aca Joe" Registered Trademark through traditional department stores and men's specialty stores. In August 1997, the Company acquired the assets and business of Cotton Stuff, Inc. Because of the Company's inability to generate sufficient revenues it decided not to renew it's exclusive Aca Joe license and ceased doing business thereunder in June 1998.

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

         In December 1998, the Company signed an agreement to license the Cotton Stuff men's brand to 34 Degrees West, a group headed by Dorian Bolick, designer of the Cotton Stuff men's line. The agreement called for a term of one year with a four-year option if certain milestones were achieved during the initial license term. The agreement calls for the Company to receive a 3% royalty on all revenues generated by the sale of the Cotton Stuff men's line. The Company decided to license the men's line because it felt it needed to focus on the growing women's Cotton Stuff business and considering its lack of capital the Company felt would be difficult to successfully grow both the men's and women's lines.

         In November 1998, the Company announced the signing of a definitive merger agreement which called for a merger with Jodi Kristopher, Inc. Jodi Kristopher, Inc. ("JKI") is a well-established Los Angeles maker of junior dresses with annual revenues of approximately $45M. The company is owned and operated by Ira Rosenberg, a successful industry veteran.

         JKI distributes its line through major department stores including the Federated Group, Robinson's-May, Dayton Hudson, Kohl's, Sears Roebuck & Company and J C Penney among others.

          The terms of the agreement called for the Company to pay to the existing shareholders of JKI at closing, $1,456,532 in cash, and to issue 2,506,900 shares of its common stock and 9,646 shares of Series A Preferred Stock with a valuation of $100 per share in exchange for all of the outstanding Class A and B common stock of JKI. Reference is made to the Reorganization Agreement and exhibits thereto governing the merger, which were included in the quarterly report for the period ended December 31, 1999 which will offer a more complete description of such transaction.

         Upon completion of the merger, Mr. Ira Rosenberg will become the president and chief executive officer of the Company and Mr. McGovern will remain chairman of the board of the Company.







         On April 29, 1999 Mr. McGovern and Mr. Rosenberg began discussing the basis upon which the agreement could be extended past the original termination date of April 30, 1999. Pacific Coast Apparel Company, Inc. continues to have discussion with several potential financing sources but as of this date no financing source has agreed to provide all the financing needed to close this transaction. There can be no assurance that the Company will secure financing that is acceptable to both the Company and Jodi Kristopher, Inc.

         If all conditions of the reorganization Agreement are met, the merger is anticipated to close in the Company's third or fourth fiscal quarter 1999. The Company plans to consolidate the operations of the two companies following the merger.

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

THREE MONTHS ENDED DECEMBER 31, 1998

         Revenues for the quarter ended March 31, 1999 were $1,131,595 compared to $1, 349,148 for the comparable prior year's quarter. The Company reports that a significant portion of customer orders due to ship March 31, 1999 were shipped in the next reporting period because one of the Company's sewing contractors failed to deliver orders when promised. The Company was forced to get authorization from customers to ship these orders after the March 31, 1999 cancellation date. The Company was successful in all but a few cases.

         Gross profit for the quarter was $ 470,454 compared to $680,223 in the quarter ended March 31, 1998. The lower gross profit reflects the shipping of significant catalog orders which traditionally have a lower gross profit margin. Catalog sales during the quarter were significantly greater than those for the comparable prior quarter. Total expenses for the quarter ended March 31, 1999 were $542,726 compared to $805,313. The significant drop in operating expenses reflects the effects of the cost cutting program put in place during the first fiscal quarter 1998. Net losses for the period ended March 31, 1999 were narrowed to < $69,409 > compared to < $125,090 > for the comperable period ended March 31, 1998.





LIQUIDITY AND CAPITAL RESOURCES

         In September 1996, the Company realized net proceeds of approximately $5,267,000 from the initial public offering of common stock and warrants to purchase common stock. A portion of these proceeds were used to repay approximately $550,000 of indebtedness then outstanding. The Company has experienced cumulative losses from operations of $ < $6,171,369 > for the period from April 28, 1995 (inception) through March 31, 1999.

          The company continues to experience loss from operations but expects the losses to continue to decline during the balance of fiscal 1999, due to the discontinuation of the Aca Joe lines and the licensing of the Cotton Stuff men's line.
          The revenues of the Cotton Stuff women's line are not sufficient to sustain the Company. At March 31, 1999, the Company's cash and cash equivalent balance was zero. The Company is currently in default of a promissory note to IRA Capital which became due April 30, 1999. The Company is currently in discussions with IRA Capital about the possibility of restructuring the note. There is no assurance that the Company and IRA Capital can come to an agreement to restructure the note under terms satisfactory to both parties.

         In January 1999, a non-affiliate loaned the Company $50,000 which the Company used to purchase inventory and for working capital purposes.
The loan calls for repayment on or before February 28, 1999 and bears interest at the rate of 1% per month. The Company repaid the note in full plus all accrued interest on the due date.

         At its current projected level of operations, the Company will require additional capital during the quarter ending June 30, 1999. In order to sustain operations until such time as positive cash flow can be achieved, the Company is considering available alternatives, including additional cost cutting. In addition, the Company may seek to fund its operations through private offerings of securities, with collaborative or other arrangements with corporate partners or from other sources. Additional financing may not be available when needed or on terms acceptable to the Company. The Company may be required to delay, scale back or eliminate certain of its development programs, to relinquish rights to certain products or to license to third parties the right to commercialize products the Company would otherwise seek to develop itself.

FEDERAL TAXES

         Since its inception, the Company has been taxed as a "C" corporation. Accordingly the Company has available as of March 31, 1999 approximately $4,000,000 in net operating loss carryforwards to offset future federal taxable income until expiring through the year ending September 30, 2108.

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

                    PACIFIC COAST APPAREL CO., INC.
                              BALANCE SHEET

                                                       March 31 1999       September 30 1998

          ASSETS
CURRENT ASSETS
     Accounts receivable                                     $46,036                 $22,818
     Inventories                                            $414,234                $564,006
     Prepaid expenses and other current assets               $40,037                 $82,068
     Note receivable, stockholder

        Total current assets                                $500,307                $668,892

PROPERTY AND EQUIPMENT - at cost, net of                     $83,148                 $92,206
     accumulated depreciation

OTHER ASSETS                                                 $35,666                 $36,730
                                                            $619,121                $797,828

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Checks payable                                           $9,171                 $17,324
     Accounts payable                                       $207,448                $171,474
     Accrued expenses                                       $290,176                $279,049
     Due from factors                                        $29,240                 $96,018
     Current maturities of long-term debt                   $108,000                $108,000

        Total current liabilities                           $644,035                $671,865

LONG TERM DEBT, LESS CURRENT                                 $57,501                $110,713
     MATURITY

NEGATIVE GOODWILL                                           $155,294                $161,062

STOCKHOLDERS' EQUITY
     Preferred stock
        Authorized, 600,000 shares
        No shares outstanding
     Common stock - no par value                          $5,453,798              $5,453,798
        Authorized, 1,000,000 shares
        Issued and outstanding  3,064,000 shares
     Additional paid-in capital                             $479,860                $479,860
     Deficit                                             ($6,171,367)            ($6,079,470)

        Total stockholders' equity                         ($237,709)              ($145,812)

                                                            $619,121                $797,828

                    PACIFIC COAST APPAREL CO., INC.
                         STATEMENT OF OPERATIONS

                                                          Six Months Ended March 31
                                                      --------------------------------
                                                          1999                 1998
                                                          ----                 ----
NET SALES                                             $2,360,882            $2,483,669

COST OF GOOD SOLD                                      1,334,743             1,222,718

GROSS (LOSS) PROFIT                                    1,026,139             1,260,951

OPERATING EXPENSES
   Design and production                                 231,120               316,710
   Selling                                               275,569               428,069
   Shipping                                              132,979               110,423
   General and administrative                            436,989               707,544
   Interest (income) expense                              43,444                33,875

     Total Operating Expenses                          1,120,101             1,596,621

LOSS FROM OPERATIONS                                     (93,962)             (335,670)

OTHER INCOME
     Royalty income                                       $2,863

LOSS BEFORE INCOME TAXES                                ($91,099)            ($335,670)

PROVISION FOR INCOME TAXES                                  (800)                 (800)

NET LOSS                                                ($91,899)            ($336,470)


NET LOSS PER SHARE                                         (0.03)                (0.11)

WEIGHTED AVERAGE NUMBER OF                             3,064,000             2,958,000
   COMMON SHARES OUTSTANDING

                    PACIFIC COAST APPAREL CO., INC.
                         STATEMENT OF OPERATIONS

                                                        Three Months Ended March 31
                                                      --------------------------------
                                                          1999                 1998
                                                          ----                 ----
NET SALES                                             $1,131,595            $1,349,148

COST OF GOOD SOLD                                        661,141               668,925

GROSS (LOSS) PROFIT                                      470,454               680,223

OPERATING EXPENSES
   Design and production                                 112,482               189,335
   Selling                                               149,771               232,451
   Shipping                                               62,534                54,497
   General and administrative                            194,688               314,892
   Interest (income) expense                              23,251                14,138

     Total Operating Expenses                            542,726               805,313

LOSS FROM OPERATIONS                                     (72,272)             (125,090)

OTHER INCOME
     Royalty income                                       $2,863

LOSS BEFORE INCOME TAXES                                ($69,409)            ($125,090)

PROVISION FOR INCOME TAXES                                     0                     0

NET LOSS                                                ($69,409)            ($125,090)


NET LOSS PER SHARE                                         (0.02)                (0.04)

WEIGHTED AVERAGE NUMBER OF                             3,064,000             2,958,000
   COMMON SHARES OUTSTANDING

                                                                     Page 1 0f 2
                    PACIFIC COAST APPAREL CO., INC.
                   CONDENSED STATEMENT OF CASH FLOWS

                    INCREASE (DECREASE) IN CASH

                                                          Six Months Ended March 31
                                                      --------------------------------
                                                          1999                 1998
                                                          ----                 ----
CASH FLOWS FROM OPERATING ACTIVITES
     Net loss                                           ($91,899)            ($336,470)
     Adjustments to reconcile net loss to
        cash used by operating activities:
        Depreciation                                     $18,000               $18,494
        Amortization of negative goodwill                ($5,768)              ($5,768)

        Changes in assets and liabilities, net
          of effect of assets and liabilities
          acquired:
            Increase in due from factors                ($66,778)            ($156,285)
            Decrease in accounts receivable             ($23,218)              ($6,387)
            Increase in inventories                     $149,772               $71,546
            Increase in prepaid expenses and             $42,031              ($37,509)
               other current assets
            Increase in other assets                      $1,064               ($6,803)

            Increase in accounts payable                 $35,974               $31,357
            Increase (decrease) in accrued expenses      $11,127               $38,917

            Total Adjustments                           $162,204              ($52,438)

            Net Cash Used By Operating Activities        $70,305             ($388,908)

                                                                     Page 2 0f 2

                    PACIFIC COAST APPAREL CO., INC.
                   CONDENSED STATEMENT OF CASH FLOWS

                     INCREASE (DECREASE) IN CASH

                                                          Six Months Ended March 31
                                                      -------------------------------
                                                          1999                 1998
                                                          ----                 ----
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                  ($8,940)             ($5,039)
     Decrease in short term investments

          Net Cash (used) Provided by                    ($8,940)             ($5,039)
            Investing Activities

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on long term debt               ($53,212)            ($54,893)
     Reacquistion of common stock

          Net Cash Used by
            Financing Activities                        ($53,212)            ($54,893)

NET DECREASE IN CASH AND
     CASH EQUIVALENTS                                     $8,153            ($448,840)

CASH AND CASH EQUIVALENTS, beginning
     as previously stated                               ($17,324)            $406,606

PRIOR PERIOD ADJUSTMENT                                                       $81,085

CASH AND CASH EQUIVALENTS,
     beginning, as restated                             ($17,324)            $487,691

CASH AND CASH EQUIVALENTS, ending                        ($9,171)             $38,851

                    PACIFIC COAST APPAREL CO., INC.
                   CONDENSED STATEMENT OF CASH FLOWS
                       SUPPLEMENTAL INFORMATION


                                                        Three Months Ended March 31
                                                      -------------------------------
                                                          1999                 1998
                                                          ----                 ----
SUPPLEMENTAL DISCLOSURE OF
     CASH FLOW INFORMATION
     Cash paid during period for:
          Interest                                        $23,251              $14,138
          Income Taxes

                     PACIFIC COAST APPAREL CO., INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS

                              MARCH 31, 1999


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

    These statements should be read in conjunction wth the financial statements and reflected notes which are incorporated by reference in the Company's Annual Report on Form 10 -KSB for the year ended September 30, 1998

                    PACIFIC COAST APPAREL CO., INC.
              CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

                     YEAR ENDED SEPTEMBER 30, 1998
                 AND THE SIX MONTHS ENDED MARCH 31, 1999

                                            Common stock       Additional                  Total
                                       ---------------------     Paid-in                Stockholders'
                                         Shares       Amount     Capital      Deficit       Equity

Balance, October 1, 1996               3,070,000   $5,920,118   $162,500   ($2,136,808)  $3,945,810

Issuance of stock for services             9,000       $4,500                                $4,500

Reacquistion of stock during the
    year ended September 30, 1997       (116,000)   ($452,400)  $306,610                  ($145,790)

Other                                     (5,000)    ($19,500)   $10,750                    ($8,750)

Net loss for the year ended
 .  September 30, 1997                                                      ($2,954,339) ($2,954,339)
                                      ---------- ------------ ---------- ------------- ------------
Balance, September 30, 1997,           2,958,000   $5,452,718   $479,860   ($5,091,147)    $841,431

Issuance of stock                        108,000       $1,080                                $1,080

Cancellation of stock                     (2,000)

Net loss for the year ended
 .     September 30, 1998                                                     ($988,323)   ($988,323)
                                      ---------- ------------ ---------- ------------- ------------
Balance, September 30, 1998            3,064,000   $5,453,798   $479,860   ($6,079,470)   ($145,812)

Net loss for the three months ended
 .    March 31, 1999                                                           ($91,899)    ($91,899)
                                      ---------- ------------ ---------- ------------- ------------
Balance, March 31, 1999                3,064,000    5,453,798    479,860    (6,171,369)    (237,711)

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

May 17, 1999