Form 10QSB
period 1999-06-30
PACIFIC COAST APPAREL CO INC
filed 1999-08-16
CIK 1005185

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended JUNE 30, 1999

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

                Yes /X/                               No / /

     Number of shares of common stock
     outstanding as of JUNE 30, 1999                     3,064,000

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

         Upon completion of the merger, Mr. Ira Rosenberg, president of Jodi Kristopher, Inc. will become the president and chief executive officer of Pacific Coast Apparel Company, Inc. Mr. McGovern will remain chairman of the board of the Company. The Company plans to consolidate the operations of the two companies following the merger.

         The Company's ability to consummate the described transaction or any future acquisition or merger is subject to numerous uncertainties and conditions, including the ability to obtain financing on terms satisfactory to the company and Jodi Kristopher, Inc. receipt of third-party consents, adverse changes to the business of the Company or its target markets, and the uncertainties with the Company's operations.

         In anticipation of the pending merger with Jodi Krisopher, Inc., the Company decided to re-focus all of it's energies and resources on the development of the Cotton Stuff women's line and has licensed the men's Cotton Stuff sportswear category to 34 Degrees West Apparel Company, Inc. a California Corporation formed by Dorian Bolick; the Company's former men's designer and associates specifically for the licensing of the Cotton Stuff men's line. The initial term of the license agreement is thirteen months. The licensee has the option to renew the agreement for one additional four year term.

NINE MONTHS ENDED JUNE 30, 1999

         Revenues for the nine months ended June 30, 1999 were $3,385,398 compared with $3,729,007 for the comparable period ended June 30, 1998. The decrease in revenues during the nine months ended, reflects the licensing of the Cotton Stuff Men's brand. Sales of the men's product for the period ended June 30, 1998 were approximately $607,000. There are no revenues for the men's line in the during the nine months ended June 30, 1999.

         The Company's operating expenses for the nine months ended June 30, 1999 were $1,650,570 compared with $2,249,552. The decrease in operating expenses are primarily due to the licensing of the men's line and savings from ongoing cost cutting measures . Operating expenses as percentage of sales has decreased from 59.7% in the period ended June 30, 1998 to 48.7% in the period ended June 30, 1999. General and administrative expenses have decreased from $947,405 to $587,396 primarily due to the elimination of overhead relative to the licensing of the men's line. Selling expense have decreased from $610,356 to $443,166 a decrease of approximately 27.3%. Design and production expenses decrease from $462,245 to $357,460.

LIQUIDITY AND CAPITAL RESOURCES

         In September 1996 the Company realized net proceeds of approximately $5,267,000 from the initial public offering of common stock and warrants to purchase common stock. A portion of these proceeds were used to repay approximately $550,000 of indebtedness then outstanding. The Company has experienced cumulative losses from operations of $($6,259,576) for the period from April 28, 1995 (inception) through June 30, 1999. The company continues to experience loss from operations but expects the losses to continue narrowing as cost cutting measures continue. The revenues of the Cotton Stuff women's line are not sufficient to sustain the Company. At June 30, 1999 the Company's cash and cash equivalent balance was zero.

         At its current projected level of operations, the Company will require additional capital before the year ending September 30, 1999. In order to sustain operations until such time as positive cash flow can be achieved, the Company is considering available alternatives, including additional cost cutting. In addition, the Company may seek to fund its operations through private offerings of securities, with collaborative or other arrangements with corporate partners or from other sources. Additional financing may not be available when needed or on terms acceptable to the Company. The Company may be required to delay, scale back or eliminate certain of its development programs, to relinquish rights to certain products or to license to third parties the right to commercialize products the Company would otherwise seek to develop itself.

FEDERAL TAXES

         Since its inception, the Company has been taxed as a "C" corporation. Accordingly the Company has available as of June 30, 1999 approximately $5,254,348 in net operating loss carryforwards to offset future federal taxable income expiring through the year ending September 30, 2019.

LEGAL PROCEEDINGS

         The Company is currently involved in a law suit, which was filed by Ms. Jill Grossman, the Company's former sales manager. Ms. Grossman terminated her employment with the Company on September 22, 1997. Ms. Grossman claims she is owed approximately $440,000 of compensation due under an employment agreement. The Company filed a cross complaint based on the belief that, among other things, Ms. Grossman breached the employment agreement.

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

         The Company is currently in the process of investigating whether its internal accounting systems and other operations systems are Year 2000 compliant. The Company has been informed by the vendors of its internal accounting software that upgrades are currently available and will provide them to the Company under its existing software maintenance agreement. The Company expects to effect the conversion of its internal accounting system to such upgraded software by September 1999.

The Company believes that necessary conversions of other operational systems can also be accomplished through vendor upgrades and enhancements as provided under its system maintainance agreements currently in effect. The Company does not anticipate significant costs associated with any necessary conversions. However, there can be no assurances that certain of the Company's internal computer systems or networks or those of its key vendors and distributors will not be adversely effected by Year 2000 issues, which could have a material adverse effect on the Company's business, operating results or financial conditions.

                         PACIFIC COAST APPAREL CO., INC.
                                 BALANCE SHEET

                                                           June 30, 1999           September 30, 1998
                                                           -------------           ------------------
          ASSETS

CURRENT ASSETS
     Accounts receivable                                       $65,658                    $22,818
     Inventories                                              $350,940                   $564,006
     Prepaid expenses and other current assets                 $24,751                    $82,068

        Total current assets                                  $441,349                   $668,892

PROPERTY AND EQUIPMENT - at cost, net of                       $74,148                    $92,206
     accumulated depreciation

OTHER ASSETS                                                   $36,666                    $36,730
                                                              $552,163                   $797,828

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Checks payable                                            $14,113                    $17,324
     Accounts payable                                         $221,456                   $171,474
     Accrued expenses                                         $301,742                   $279,049
     Due from factors                                          $49,969                    $96,018
     Current maturities of long-term debt                     $108,000                   $108,000

        Total current liabilities                             $695,280                   $671,865

LONG TERM DEBT, LESS CURRENT                                   $30,391                   $110,713
     MATURITY

NEGATIVE GOODWILL                                             $152,410                   $161,062

STOCKHOLDERS' EQUITY
     Preferred stock
        Authorized, 600,000 shares
        No shares outstanding
     Common stock - no par value                            $5,453,798                 $5,453,798
        Authorized, 1,000,000 shares
        Issued and outstanding  3,064,000 shares
     Additional paid-in capital                               $479,860                   $479,860
     Deficit                                               $(6,259,576)               $(6,079,470)

        Total stockholders' equity                           $(325,918)                 $(145,812)

                                                              $552,163                   $797,828


                    PACIFIC COAST APPAREL CO., INC.
                         STATEMENT OF OPERATIONS

                                                                  Nine Months Ended June 30
                                                            -------------------------------------
                                                               1999                       1998
                                                            ----------                 ----------
NET SALES                                                   $3,385,399                 $3,729,007

COST OF GOOD SOLD                                            1,925,971                  1,979,612

GROSS (LOSS) PROFIT                                          1,459,428                  1,749,395

OPERATING EXPENSES
   Design and production                                       357,460                    462,245
   Selling                                                     443,166                    610,356
   Shipping                                                    197,822                    176,437
   General and administrative                                  587,396                    947,405
   Interest (income) expense                                    64,726                     53,109

     Total Operating Expenses                                1,650,570                  2,249,552

LOSS FROM OPERATIONS                                          (191,142)                  (500,157)

OTHER INCOME
     Royalty income                                             11,836

LOSS BEFORE INCOME TAXES                                      (179,306)                  (500,157)

PROVISION FOR INCOME TAXES                                        (800)                      (800)

NET LOSS                                                      (180,106)                $ (500,957)


NET LOSS PER SHARE                                               (0.06)                     (0.17)

WEIGHTED AVERAGE NUMBER OF                                   3,064,000                  2,958,000
   COMMON SHARES OUTSTANDING


                    PACIFIC COAST APPAREL CO., INC.
                         STATEMENT OF OPERATIONS

                                                                 Three Months Ended June 30
                                                            -------------------------------------
                                                               1999                       1998
                                                            ----------                 ----------
NET SALES                                                   $1,024,516                 $1,245,338

COST OF GOOD SOLD                                              596,228                    756,894

GROSS (LOSS) PROFIT                                            428,288                    488,444

OPERATING EXPENSES
   Design and production                                       127,698                    145,535
   Selling                                                     166,240                    182,287
   Shipping                                                     64,843                     66,014
   General and administrative                                  150,200                    239,861
   Interest (income) expense                                    21,283                     19,234

     Total Operating Expenses                                  530,264                    652,931

LOSS FROM OPERATIONS                                          (101,976)                  (164,487)

OTHER INCOME
     Royalty income                                              8,766

LOSS BEFORE INCOME TAXES                                       (93,210)                  (164,487)

PROVISION FOR INCOME TAXES

NET LOSS                                                       (93,210)                  (164,487)

NET LOSS PER SHARE                                               (0.03)                     (0.06)

WEIGHTED AVERAGE NUMBER OF                                   3,064,000                  2,958,000
   COMMON SHARES OUTSTANDING


                                                                     Page 1 of 2
                    PACIFIC COAST APPAREL CO., INC.
                   CONDENSED STATEMENT OF CASH FLOWS

                      INCREASE (DECREASE) IN CASH


                                                                    Nine Months Ended June 30
                                                             -------------------------------------
                                                                1999                       1998
                                                             ----------                 ----------
CASH FLOWS FROM OPERATING ACTIVITES
     Net loss                                                $(180,106)                 $(500,957)
     Adjustments to reconcile net loss to
        cash used by operating activities:
        Depreciation                                           $27,000                    $27,741
        Amortization of negative goodwill                      $(8,652)                   $(8,652)

        Changes in assets and liabilities, net
          of effect of assets and liabilities
          acquired:
            Increase in due from factors                      $(46,049)                 $(112,941)
            Decrease in accounts receivable                   $(42,840)                   $24,537
            Increase in inventories                           $213,066                   $239,589
            Increase in prepaid expenses and                   $57,317                   $(77,402)
               other current assets
            Increase in other assets                               $64                    $(6,803)
            Decrease in note receivable, stockholder                                      $10,000

            Increase (decrease) in accounts payable            $49,982                      $(921)
            Increase (decrease) in accrued expenses            $22,693                     $7,878

            Total Adjustments                                 $272,581                   $103,026

            Net Cash Used By Operating Activities              $92,475                  $(397,931)


                    PACIFIC COAST APPAREL CO., INC.
                  CONDENSED STATEMENT OF CASH FLOWS

                      INCREASE (DECREASE) IN CASH

                                                                    Nine Months Ended June 30
                                                             -------------------------------------
                                                                1999                        1998
                                                             ----------                 ----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                        $(8,942)                   $(5,899)
     Decrease in short term investments

          Net Cash (used) Provided by                          $(8,942)                   $(5,899)
            Investing Activities

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on long term debt                     $(80,322)                  $(82,308)
     Reacquistion of common stock

          Net Cash Used by
            Financing Activities                              $(80,322)                  $(82,308)

NET DECREASE IN CASH AND
     CASH EQUIVALENTS                                           $3,211                  $(486,138)

CASH AND CASH EQUIVALENTS, beginning
     as previously stated                                     $(17,324)                  $406,608

PRIOR PERIOD ADJUSTMENT                                                                   $81,085

CASH AND CASH EQUIVALENTS,
     beginning, as restated                                   $(17,324)                  $487,693

CASH AND CASH EQUIVALENTS, ending                             $(14,113)                    $1,555


                    PACIFIC COAST APPAREL CO., INC.
                 CONDENSED STATEMENT OF CASH FLOWS -
                      SUPPLEMENTAL INFORMATION

                                                           Three Months Ended June 30
                                                         -------------------------------
                                                           1999                    1998
                                                         -------                 -------
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
  Cash paid during period for:
    Interest                                             $21,283                 $19,234
    Income Taxes


                        PACIFIC COAST APPAREL CO., INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS

                                JUNE 30, 1999


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

     These statements should be read in conjunction wth the financial statements and reflected notes which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1998.

                         PACIFIC COAST APPAREL CO., INC.
                  CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

                         YEAR ENDED SEPTEMBER 30, 1998
                   AND THE NINE MONTHS ENDED JUNE 30, 1999

                                                       Common stock               Additional                            Total
                                               ----------------------------         Paid-in                          Stockholders'
                                                Shares             Amount          Capital          Deficit            Equity
                                               ---------         ----------        --------        ------------       ----------
Balance, October 1, 1996                       3,070,000         $5,920,118        $162,500        $(2,136,808)       $3,945,810

Issuance of stock for services                     9,000             $4,500                                               $4,500

Reacquistion of stock during the
    year ended September 30, 1997               (116,000)         $(452,400)       $306,610                            $(145,790)

Other                                             (5,000)          $(19,500)        $10,750                              $(8,750)

Net loss for the year ended
    September 30, 1997                                                                             $(2,954,339)      $(2,954,339)
                                               ---------         ----------        --------        ------------      -----------
Balance, September 30, 1997                    2,958,000         $5,452,718        $479,860        $(5,091,147)         $841,431

Issuance of stock                                108,000             $1,080                                               $1,080

Cancellation of stock                             (2,000)

Net loss for the year ended
     September 30, 1998                                                                              $(988,323)        $(988,323)
                                               ---------         ----------        --------        ------------       ----------
Balance, September 30, 1998                    3,064,000         $5,453,798        $479,860        $(6,079,470)        $(145,812)

Net loss for the nine months ended
     June 30, 1999                                                                                   $(180,106)        $(180,106)
                                               ---------          ---------        --------        ------------       ----------
Balance, June 30, 1999                         3,064,000          5,453,798         479,860         (6,259,576)         (325,918)


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

August 16, 1999