Form 10KSB
period 1999-09-30
PACIFIC COAST APPAREL CO INC
filed 2000-06-23
CIK 1005185

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

[X]            ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999
[ ]            TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     FOR THE TRANSITION PERIOD FROM      TO

                         COMMISSION FILE NUMBER 0-28760
                       PACIFIC COAST APPAREL COMPANY, INC.
             (Exact name of registrant as specified in its charter)

               CALIFORNIA                              95-4536683
    (State or Other Jurisdiction of       (IRS Employer Identification No.)
     Incorporation or Organization)

                               50 RIDGECREST ROAD
                               KENTFIELD, CA 94904
                    (Address of principal executive offices)
                      ISSUER'S TELEPHONE NUMBER: (415) 925-0386

                                   -----------

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:
                                      None
      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:
                           Common Stock, no par value
                         Common Stock Purchase Warrants
                                (Title of Class)

        Check whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] .

        Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X].

        The registrant's revenues for the fiscal year ended September 30, 1999 were $4,062,468.

        As of December 31, 1999, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant, based on the closing price for the registrant's Common Stock on the OTC Bulletin Board on such date, was approximately $217,312. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.

        The number of shares of Common Stock outstanding on September 30, 1999 was 3,064,000.

        Transitional Small Business Disclosure Format: Yes [ ] No [X].



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

FORWARD LOOKING STATEMENTS

        In addition to historical information, this Annual Report contains forward-looking statements, such as those pertaining to the Company's future sales and revenues, return on investment, profitability and cash requirements. Forward looking statements involve numerous risks and uncertainties. The following factors, among others discussed herein, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statement: economic conditions, competitive products, pricing, new product development, need for additional capital, development of the Cotton Stuff business, changes in fashion trends, dependence on key customers and personnel, and consumer response to the Company's products and advertising. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update forward-looking statements. See also the Company's other reports to be filed from time to time with the Securities and Exchange Commission pursuant to the Securities and Exchange Act of 1934.

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

        On September 30, 1999, the Company signed an agreement with Capital Factors, Inc., allowing representatives of Capital Factors, Inc. to take possession of the majority of its operating assets. Specifically those assets which Capital Factors had taken as collateral for loans and over advances to the Company under a Factoring Agreement dated September 8, 1997. Under the Factoring Agreement, the Company gave Capital Factors, Inc. a first lien on accounts receivable, cash and various other assets. The Company received written notice of default from Capital Factors, Inc. pursuant to Section 9504(3) of the California Uniform Commercial Code.

        On September 30, 1999, the Company entered into an agreement with Robert
P. Mulder, Inc. d/b/a/ Evans Unlimited to purchase the balance of the Company's assets, which included certain inventory, all trademarks and trade names and the associated goodwill, orders, piece goods and equipment. The agreement called for Robert P. Mulder, Inc. to pay Capital Factors, $110,000 representing the balance of the secured debt owed to Capital Factors by the Company. In addition, Robert
P. Mulder, Inc. agreed to pay an additional $40,000 which was deposited in the trust account of the law firm of Ezra, Brutzkus and Gubner, the Company's counsel. These funds were used to pay unsecured creditors claims. In addition, Robert P. Mulder, Inc. deposited an additional $10,000 in to the trust account of the Company's counsel which was to defer legal fees associated with the distribution of the assets to the Company's unsecured creditors.

BUSINESS

        The Company has no ongoing business operations. The primary activity of the Company currently is to settle creditors claims. The Company has recently begun speaking with several apparel companies who could be potential acquisition candidates. The Company's ability to consummate an acquisition or merger is subject to numerous uncertainties and conditions including the ability to obtain financing on terms satisfactory to the Company and its merger/acquisition target.

MARKETING

        The Company has no ongoing marketing activities.


SIGNIFICANT CUSTOMERS

        The Company has no customers.


EMPLOYEES

        As of September 30, 1999, the Company had one employee.


LICENSE AGREEMENT

        The Company signed an agreement to license the Cotton Stuff men's sportswear line to 34 Degrees North, Inc. The Company assigned this license agreement as part of the sale of its assets to Robert P. Mulder, Inc.



                             SELECTED FINANCIAL DATA

        The statement of operations data set forth below for the years ended September 30, 1998, 1999 (1998 and 1999 financial statements not presented herein) and 1999 and the balance sheet data as of September 30, 1998, 1999 (1998 and 1999 financial statements not presented herein) and 1999 have been derived from the audited financial statements of the Company. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" and the financial statements of the company, including the notes thereto, included elsewhere herein.


                                          YEAR ENDED      YEAR ENDED       YEAR ENDED
                                         SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,
                                             1997            1998             1999
STATEMENT OF OPERATIONAL DATA
(IN THOUSANDS EXCEPT PER SHARE DATA)

Net Sales                                    1,270       $     4,474       $     4,062

Cost of Sales                                1,943             2,655             2,612
     Gross Profit                             (673)            1,819             1,450
Operating Expenses:
     Design                                    227               226               331
     Selling                                   748               826               553
     Shipping                                   91                51               268

  General and Administrative                 1,233             1,633             1,070
     Interest (Income) Expense                 (21)               70                82

   Total Operating Expenses                  2,278             2,806             2,225

Loss before Income Taxes                    (2,951)             (951)             (758)

Provision for Income Taxes                      (3)               (2)               (1)

Net Loss                                    (2,954)             (989)             (759)

Basis Net Loss per Share               $     (0.99)      $      (.33)      $      (.25)

Weighted Average Common Stock            1,850,000         2,974,000         3,064,000
Outstanding

BALANCE SHEET DATA (IN THOUSANDS)

Total Assets                           $     1,684       $       798       $        63
Total Liabilities                              923               944              (904)
(Accumulated Deficit)                       (5,172)           (6,079)           (6,839)
Shareholders Equity                            760              (146)             (904)




                              CERTAIN RISK FACTORS

         FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING.

        The Company does not have capital resources. There can be no assurances that additional funds will be available on acceptable terms. If additional funds are raised by issuing equity securities, substantial dilution to existing shareholders may occur. If adequate funds are not available, it may be necessary for the Company to file for protection under The United States Bankruptcy Code.

        ILLIQUIDITY OF TRADING MARKET. The Company lost its NASDAQ SmallCap listing in May 1998 because it could not maintain the Net Tangible Asset Requirement of at least $2 million. Until January 26, 2000, the Company shares have been trading on the OTC Bulletin Board under the symbol (ACAJ). On January 27, 2000 the Company lost its listing on the OTC Bulletin Board for failure to file the necessary form 10-KSB. The Company's shares are now traded on the Pink Sheets. As a result of the de-listing, the shareholders may find it more difficult to dispose of or obtain accurate quotations as to the price of the Company's securities. In addition the securities have become subject to the so-called "penny stock" rules that impose additional sales practice and market making requirements on broker-dealers who sell or make a market in the securities and adversely affect the ability of shareholders to sell their securities.


        DEPENDENCE ON KEY PERSONNEL. The Company's success largely depends on the personal efforts and abilities of Terrence L. McGovern, founder, chairman of the board, chief executive officer and chief financial officer.


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

             EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT.

        The executive officer and key employee of the Company are:

                                                          Year Joined
     Name                      Age         Position         Company
     ----                      ---         --------       -----------
     Terrence L. McGovern      50        CEO/Chairman        1995


ITEM 2. DESCRIPTION OF PROPERTY.

        The Company leases its headquarters at 50 Ridgecrest Road, Kentfield, California 94904. The monthly rental is $1.00

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

        Although the outcome of the litigation cannot be predicted with certainty, management believes that the Company has meritorious defenses to the claims alleged and intends to defend this action with vigor. There are no assurances that the Company will able to raise the funds necessary to defend its action with Ms. Grossman.

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

        In March 2000, the Company's counsel was served with a levy from the Los Angeles Sheriff's department and the Company's trust account was attached. The Plaintiff was IRA Capital Corporation which received a judgement against the Company in the amount of $105,057.43 for the nonpayment of a promissory note. The total amount due the judgement creditor including fees is said to be $108,716.33. The Company attempted to settle this obligation but was unsuccessful.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Inapplicable.


                                     PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

        (a) The Company's common stock trades under the symbol "ACAJ" on the Pink Sheets. The Company's warrants to purchase common stock at $6.00 per share (which warrants expire August 22, 2001) also trade on the Pink Sheets under the symbol "ACAJW"

        The following table sets forth the range of high and low closing sale prices for the common stock and the warrants on the OTC Bulletin Board for the period from October 1, 1997 to September 30, 1999. These quotations reflect inter-dealer prices without retail markups or markdowns or commissions and may not represent the actual cost of transactions.


                                         Common  Stock                          Warrants
                                         -------------                          --------
                                    High              Low               High                Low
FISCAL 1999

1st Fiscal Quarter 1999               5/8               5/8           $  .005              .005

2nd Fiscal Quarter 1999           1 11/16           1 11/16              .005              .005

3rd Fiscal Quarter 1999               3/4               3/4              .005              .005

4th Fiscal Quarter 1999             25/32             25/32              .005              .005


FISCAL 1998

1st Fiscal Quarter 1998             11/16               1/2              1/16              1/16

2nd Fiscal Quarter 1998             2/1/2             1 5/8               1/4              1/16

3rd Fiscal Quarter 1998                 1               3/4              3/16               1/8

4th Fiscal Quarter 1998             13/16             13/16               1/8              1/16


        The closing price for the common stock on December 31, 1999 was $.125 per share. On that date, there were approximately 312 shareholders of record of the Company's common Stock.


ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

        The Company currently has no operating activities. Its main objective at this time is to settle unsecured creditors claims. The Company has begun speaking with several apparel companies who could be potential acquisition or merger candidates but the Company's ability to consummate an acquisition or merger is subject to numerous uncertainties and conditions, including the ability to obtain financing on terms satisfactory to the company and its acquisition/merger target.

YEAR ENDED SEPTEMBER 30. 1999

        The Company's total expenses for the year ended September 30, 1999, were $2,225,370 which included ($82,845) in interest expense. The total expenses primarily reflected a reduction in general and administrative expense due to the layoff of personnel. Total expenses as a percentage of revenues fell to approximately 56% of total revenues from 62% of total revenues in fiscal year ended September 30, 1998.

YEAR ENDED SEPTEMBER 30. 1998

        The Company's total expenses for the year ended September 30, 1998, were $2,805,560 which included ($70,094) in interest income. The total expenses primarily reflected an increase in selling and general and administrative expenses compared to the same period in 1997. Selling expenses increased to $825,538 from $748,535 reflecting the increase in revenues.

FEDERAL TAXES

        Since its inception, the Company has been taxed as a "C" corporation. Accordingly the Company has available as of September 30, 1999 approximately $5,000,000 in net operating loss carryforwards to offset future federal taxable income until expiration through the year ending September 30, 2018.


LIQUIDITY AND CAPITAL RESOURCES


        In September 1996, the Company realized net proceeds of $5,267,000 from an initial public offering of common stock and warrants to purchase stock. A portion of these proceeds was used to repay approximately $550,000 of indebtedness then outstanding.

        The Company experienced losses of $258,235 for the period from April 28, 1995 (inception) to September 30, 1995, $1,826,928 for the year ended September 30, 1996, $2,954,339 for the year ended September 30, 1997 and $988,323 for the year ended September 30, 1998. At September 30, 1999, the Company's cash and cash equivalent balance was $44,128, which was set aside to settle creditors claims.

        The Company has no resources. The Company may seek to fund future operations through private offerings of securities, with collaborative or other arrangements with corporate partners or from other sources. Additional financing may not be available when needed or on terms acceptable to the Company.



ITEM 7. FINANCIAL STATEMENTS.

In response to this item, the information contained on page through page of the year end report for the year ended September 30, 1999is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        On January 22, 2000 the Company dismissed Fineman West, Certified Public Accountants, as the Company's principal accountants. On April 7, 2000 the Company engaged Smith Mandel & Associates, LLP as its new principal accounting firm to audit its financial statement for the fiscal year ended September 30, 1999.

        The Company believes that its financial statements did not contain any adverse opinion or disclaimer of opinion nor was it modified as to uncertainty, audit scope or accounting principals and there was no disagreement between the Company and Fineman West or any matter of accounting principles or practices, financial statement disclosure or accounting scope or procedure which if not resolved to the former accountant's satisfaction would have caused it to make reference to the subject matter of the disagreement in such report.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

                                  MANAGEMENT

        The following table sets forth the names and year of birth of the Company's directors, executive officers and key employees.


NAME                               YEAR OF BIRTH            POSITION
----                               -------------            --------
Terrence L. McGovern (1), (2)          1949          Chief Executive Officer
                                                     Chief Financial Officer
                                                     Chairman of the Board
                                                     of Directors and
                                                     Secretary

James A. McDermott (1),(2)             1936          Director


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

        Mr. Alan Annex a director since November 1996 resigned as a director in November 1999.

ITEM 10. EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

        The following table sets forth the compensation paid by the Company to the chief executive officer for services rendered during the fiscal years ended September 1998, 1997 and 1996.


NAME AND
PRINCIPAL POSITION                    FISCAL YEAR                SALARY
------------------                    -----------                ------
Terrence L. McGovern                    1999                     $ 81,348
      Chairman of the Board             1998                     $ 88,688
      Chief Executive Officer           1997                     $108,000


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

        h. On July 1, 1999 the Company awarded a three-year stock option under the plan to six current employees for 5,000 shares each (total of 30,000 shares) at $1.00 per share.


        On September 30, 1999, the closing sale price for the Company's common stock on the OTC Bulletin Board was $.625 per share.

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


ITEM 11.  SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth certain information with respect to beneficial ownership of the Company's common stock as of December 16, 1999 by
(I) each executive officer of the Company, (ii) each director of the Company,
(iii) all directors and executive officers of the Company as a group, and (iv) each person known by the Company to be a beneficial owner of more than five percent of the common stock.

NAMES AND ADDRESSES OF BENEFICIAL OWNERS


NO. OF SHARES
PERCENT OF CLASS                NO. OF SHARES           PERCENT OF CLASS
-------------------------------------------------------------------------------
Terrence L. McGovern
50 Ridgecrest Road
Kentfield, CA 94904               990,000                    32.2%

James A. McDermott                335,500                    10.9%
22522 Malden Street
West Hills, CA 91304

All Directors and Executive
Officers as group
(two persons)                   1,325,500                    43.2%

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

              PACIFIC COAST APPAREL COMPANY, INC. DBA COTTON STUFF


                              FINANCIAL STATEMENTS


                               SEPTEMBER 30, 1999




                                    I N D E X





                                                                Page No.
INDEPENDENT AUDITOR'S REPORT ...............................      F-2

FINANCIAL STATEMENTS

  Balance Sheet as of September 30, 1999 ...................      F-3

  Statement of Operations for the Years Ended
     September 30, 1999 and 1998 ...........................      F-4

  Statement of Cash Flows for the Years Ended
     September 30, 1999 and 1998 ...........................      F5-6

  Statement of Cash Flows - Supplemental Information
     for the Years Ended September 30, 1999 and 1998 .......      F-7

  Statement of Stockholders' Deficiency for the Years
     Ended September 30, 1999 and 1998 .....................      F-8

  Notes to Financial Statements ............................      F-9-13

                   [SMITH MANDEL & ASSOCIATES, LLP LETTERHEAD]

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Coast Apparel Company, Inc. dba Cotton Stuff as of September 30, 1999 and the results of its operations and its cash flows for the years ended September 30, 1999 and 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has incurred significant losses from operations and has a net deficit in accumulated earnings and a stockholders' deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                 SMITH MANDEL & ASSOCIATES, LLP


April 7, 1999
Encino, California

              PACIFIC COAST APPAREL COMPANY, INC. DBA COTTON STUFF
                                  BALANCE SHEET

                               SEPTEMBER 30, 1999



               ASSETS

CURRENT ASSETS
  Cash                                                          $    44,128
  Accounts receivable (Notes 1, 3 and 6)                        $     4,982
  Loan receivable, stockholder                                       14,384
                                                                -----------
        Total Current Assets                                         63,494
                                                                -----------
TOTAL ASSETS
                                                                $    63,494
                                                                ===========
     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

  Due to factor (Note 3)                                            178,200
  Accounts payable                                                  285,701
  Accrued expenses (Note 7)                                         503,039
  Income taxes payable                                                1,205
                                                                -----------
        Total Current Liabilities                                   968,245



COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' DEFICIENCY (Notes 1, 9, 11, 12 and 15)

  Preferred stock
     Authorized, 600,000 shares
     No shares outstanding                                               --
  Common stock, no par value
     Authorized, 10,000,000 shares
     Issued and outstanding 3,064,000 shares                      5,453,798
  Additional paid-in capital                                        480,460
  Deficit                                                        (6,839,009)
                                                                -----------
        Total Stockholders' Deficiency                             (904,751)
                                                                -----------
                                                                $    63,494
                                                                ===========


                  See accompanying independent auditors' report
                        and notes to financial statements

              PACIFIC COAST APPAREL COMPANY, INC. DBA COTTON STUFF
                             STATEMENT OF OPERATIONS


                                                  Year Ended September 30,
                                             -----------------------------------
                                                1999                    1998
                                             -----------             -----------
NET SALES (Note 1)                           $ 4,062,468             $ 4,474,339

COST OF GOODS SOLD                             2,612,216               2,655,402
                                             -----------             -----------
GROSS PROFIT (LOSS)                            1,450,252               1,818,937

OPERATING EXPENSES (Note 11)
  Design and production                          331,530                 226,016
  Selling                                        553,459                 825,538
  Shipping                                       268,785                  51,140
  General and administrative                   1,071,596               1,632,772
  Interest expense (income)                       82,845                  70,094
                                             -----------             -----------
        Total Operating Expenses               2,225,370               2,805,560
                                             -----------             -----------
LOSS BEFORE INCOME TAXES                        (775,118)               (986,623)


PROVISION FOR INCOME TAXES
  (Notes 1 and 6)                                 (1,490)                 (1,700)
                                             -----------             -----------
NET LOSS                                     $  (759,049)            $  (988,323)
                                             ===========             ===========

BASIC NET LOSS PER SHARE (Note 7)                   (.25)                   (.33)

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING (Note 7)                  3,064,000               2,965,000



                  See accompanying independent auditors' report
                        and notes to financial statements

              PACIFIC COAST APPAREL COMPANY, INC. DBA COTTON STUFF
                             STATEMENT OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH

                                                                                        Year Ended September 30,
                                                                                     -------------------------------
                                                                                       1999                  1998
                                                                                     ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                           $(759,539)            $(998,323)
                                                                                     ---------             ---------
  Adjustments to reconcile net loss to cash used by operating activities:
    Depreciation                                                                             0                37,010
    Loss on abandonment of leasehold improvements                                            0                14,402
    Amortization of negative goodwill                                                        0               (11,504)
    Gain on liquidation                                                                (99,914)                   --
    Inventory                                                                          564,006               301,320
    (Increase) decrease in assets:
    Trade accounts receivable                                                           17,836                29,847
    Prepaid expenses and other current assets                                           82,068               (64,431)
    Other assets                                                                        36,730               (16,991)
 Increase (decrease) in liabilities:
    Outstanding checks payable                                                         (17,324)              (17,324)
    Due to factor                                                                       82,182               269,595
    Accounts payable                                                                   114,227               (69,830)
    Income taxes payable                                                                 1,305                    --
    Accrued expenses                                                                   223,990                98,057
                                                                                     ---------             ---------
            Net Cash Used by Operating
              Activities                                                               245,567              (383,524)

                                                          Year Ended September 30,
                                                       -------------------------------
                                                          1999                 1998
                                                       ---------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of equipment                         40,000                    --
  Purchase of property and equipment                      (8,942)               (5,606)
  Decrease in short-term investments                          --                81,084
  Payments of note receivable, stockholder               (14,384)                   --
  Collection of note receivable,stockholder                   --                10,000
                                                       ---------             ---------
          Net Cash Provided  by
            Investing Activities                          16,674                85,478

FINANCING ACTIVITIES
  Repayment of long-term debt                           (218,713)             (109,642)
  Proceeds from issuance of common stock                      --                 1,080
  Additional paid-in capital                                 600                    --
        Net Cash (Used) Provided by
         Financing Activities                           (218,113)             (109,642)
                                                       ---------             ---------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                        44,128              (406,608)

CASH AND CASH EQUIVALENTS, beginning                          --               406,608
                                                       ---------             ---------
CASH AND CASH EQUIVALENTS, ending                      $  44,128                    --
                                                       ---------             ---------

              PACIFIC COAST APPAREL COMPANY, INC. DBA COTTON STUFF
               STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION


                                                                                            Year Ended September 30,
                                                                                           --------------------------
                                                                                            1999                1998
                                                                                           -------            -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the year for:

       Interest                                                                            $82,845            $78,598
       Income taxes                                                                          1,305              2,635


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES

  During the year ended September 30, 1997, the Company reacquired and retired 121,000 shares of common stock for $154,540. The difference between the original issuance price and the reacquisition price of $306,610 has been reflected on the accompanying financial statements as an increase in additional paid-in capital.

  On August 22, 1997, the Company acquired certain assets and assumed certain liabilities of Cotton Stuff, Inc. as follows:

       Fair value of assets acquired (all current)            $793,193
       Liabilities assumed (all current)                       145,627
                                                              --------
       Less: negative goodwill resulting from the              647,566
         net asset acquisition                                 172,566
                                                              --------
       Purchase price                                          475,000
         Less: cash acquired                                    73,095
                                                              --------
       Net cash paid for acquisition of net assets            $401,905
                                                              --------

                  See accompanying independent auditors' report
                        and notes to financial statements

              PACIFIC COAST APPAREL COMPANY, INC. DBA COTTON STUFF
                      STATEMENT OF STOCKHOLDERS' DEFICIENCY

                     YEAR ENDED SEPTEMBER 30, 1999 AND 1998


                                                                                                                  Total
                                             Common Stock                  Additional                           Stockholders'
                                   -------------------------------          Paid-in                                Equity
                                      Shares             Amount             Capital            Deficit          (Deficiency)
                                   -----------         -----------        -----------        -----------         -----------
Balance, September 30, 1997          2,958,000           5,452,718            479,860         (5,091,147)            841,431

Issuance of stock                      108,000               1,080                 --                 --               1,080

Cancellation of stock                   (2,000)                 --                 --                 --                  --

Net loss for the year ended
       September 30, 1998                   --                  --                 --           (988,323)           (988,323)
                                   -----------         -----------        -----------        -----------         -----------
Balance, September 30, 1998          3,064,000         $ 5,453,798        $   479,860        $(6,079,470)        $  (145,812)

Contributions                               --                  --                 --                 --                 600

      September 30, 1999

Net Loss for the year ended                 --                  --                 --           (759,539)           (759,539)
                                   ===========         ===========        ===========        ===========         ===========

Note: No preferred stock was issued or outstanding as of September 30, 1999 and 1997 and for the years then ended.


                  See accompanying independent auditors' report
                        and notes to financial statements

              PACIFIC COAST APPAREL COMPANY, INC. DBA COTTON STUFF
                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        BUSINESS

        The Company manufacturers primarily women's apparel for sale to retailers throughout The United States under the "Cotton Stuff" label and uses the services of outside contractors for its manufacturing. In prior years, the Company manufactured under the name "Aca Joe" and "Cotton Stuff". The Company has only one reportable industry segment, apparel manufacturing. The Company was incorporated in the state of California in he development stage through September 30, 1995. The Company was forced to sell all operating assets on September 30, 1999. The Company currently is settling unsecured creditors claims.

        CASH AND CASH EQUIVALENTS

        Cash and cash equivalents include money market accounts with original maturities of three months or less.

        REVENUE RECOGNITION

        Revenues are recognized when products are shipped to customers. Discounts and returns are allowed only upon agreed authorization. Allowances for such discounts and returns are estimated and provided for when significant.

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

        NEGATIVE GOODWILL

        On August 22, 1997, the Company acquired substantially all of the assets and liabilities of Cotton Stuff, Inc. for the purchase price of $475,000. Net cash paid was $402,905. Cotton Stuff, Inc. manufactured casual sportswear and sold to specialty stores throughout the United States. The transaction was accounted for using the purchase method of accounting and all the prior years financial statements included the results of operations from August 22, 1997 to September 30, 1997. Negative goodwill representing the fair market value of net business assets purchased in excess of the acquisition costs, was amortized by straight-line method over 15 years. As of September 30, 1999, the Company had liquidated all its business assets and liabilities, including the net business assets acquired from Cotton Stuff, Inc. As a result, negative goodwill of $161,062, which was carried forward from fiscal year ended September 30, 1998, was accounted as a portion of gain on liquidation for the fiscal year ended September 30, 1999.

        STOCK OPTION PLAN

        The Company adopted a stock option plan on November 15, 1996. The plan authorizes the grant of options to officers and other employees, non-employees, directors and consultants for a maximum of 300,000 shares of the Company's common stock. The maximum number of options that may be granted under the plan to any one person in any calendar year is 50,000 shares. The plan was adopted by the Board of Directors, is not subject to shareholder approval and may be amended by the Board of Directors without shareholder approval. Options granted under the plan to officers and directors are intended to be exempt from Section 16(b) of the Exchange Act of 1934 pursuant to Rule 16b-3 thereunder.


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

NOTE 2 TRADE ACCOUNTS RECEIVABLE

        Accounts receivable are principally from trade creditors. The factor, to the extent Of any financing provided holds a security interest in all trade accounts receivable to the Company. As of the balance sheet date, no allowance for doubtful accounts was provided or required against these receivables. All accounts receivable were deemed collectible.


NOTE 3 DUE TO FACTOR

        The Company sells substantially all of its accounts receivable to a factor under a continuing contract cancelable upon written notice. In cases where the factor approves the credit, the account is sold without recourse: i.e., the factor takes the credit risk. In cases where the factor does not approve the credit, the Company bears the credit risk. The factor to the extent any financing provided holds a security interest in all accounts receivable and inventory of the Company. At the balance sheet date, an officer and an affiliate of the Company had pledged $216,000 only $42,000 was received from the factor.


NOTE 4 ACCRUED EXPENSES

        Commissions                                       $      28,235
        Delivery                                                 25,592
        Payroll taxes                                            18,380
        Professional fees                                       196,094
        Public relations                                        107,274
        Stock transfer fees                                      11,274
        Other                                                   116,190

                                                           $    503,039
                                                           ------------


NOTE 5  PREFERRED STOCK

        The preferred stock is non-cumulative and is convertible into one share of common stock for each share of preferred stock.

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


NOTE 6 INCOME TAXES


        Income tax is disproportionate to income due to federal and state operating losses of approximately $6,000,000 and $5,000,000 respectively available for carryforward through September 2004. As of the balance sheet date, none of the net operating losses have been applied for the year ended September 30, 1999.


NOTE 7  BASIC LOSS PER SHARE

        Basic loss per share computation for the years ended September 30, 1999 and 1998 is based upon the weighted average number of shares outstanding in each period and does not include the exercise of stock purchase warrants and stock options because the effect of such inclusion would be to decrease the net loss per share.


NOTE 8 SUPPLEMENTAL CASH FLOW DICLOSURES

                                                     Year Ended September 30,
                                                      1999           1998
                                                     -------        -------
Cash paid during the periods were as follows:

        Interest                                     $82,845        $78,598
                                                     -------        -------

        Income taxes                                 $   120        $ 2,635
                                                     -------        -------



NOTE 9 STOCK OPTION PLAN

        The Company has a stock option plan which provides for the granting of up to 300,000 shares of common stock. The option price per share will be fixed on the date the option is granted and the maximum term of an option may not exceed ten years. The option price will be not less than the fair value of the stock at the date of grant.

        As permissible under Statement of Financial Accounting Standards No. 123, the Company accounts for stock options granted as per the methodology prescribed under Accounting Principles Board Opinion No 25, which recognizes compensation cost based upon intrinsic value of the equity award. Accordingly, no compensation expense was recognized in the statement of operations.

        Stock option activity during the years ended September 30, 1999 and 1998 is as follows:

                                                               Option
                                              Shares            Price
                                              ------            -----
Outstanding as of September 30, 1997         115,000         1.00 to 4.50

Granted during the year ended
  September 30, 1998                         105,000         .75 to 3.50
Canceled during the year ended
  September 30, 1998                         (16,667)        1.50 to 3.50
                                             -------
Outstanding as of September 30, 1998         203,333         .75 to 4.50
                                             -------
 Granted during the year ended
  September 30, 1999                          85,000         .68 to 1.00

Outstanding as of September 30, 1999         288,333         .68 to 4.50
                                             -------

NOTE 10 STOCK PURCHASE WARRANTS

        The Company has outstanding warrants to purchase up to 1,350,000 shares of the Company's common stock at $6.00 per share through 2001 and also has outstanding warrants to purchase up to 270,000 shares of common stock through 2001 at an approximate average price of $6.00 per share.

        During the year ended September 30, 1997, the Company issued additional warrants to purchase up to 75,000 shares of common stock at $1.00 per share through July 31, 2002. During the year ended September 30, 1998, the Company issued two warrants to purchase 54,000 shares of common stock each, at $.01 per share, to an officer of the Company and an affiliate of the Company in exchange for the pledging of certain personal assets with the Company's factor. The warrants were exercised immediately and 108,000 shares of common stock were issued. During the year ended September 30, 1999, the Company issued an additional 238,000 shares of common stock at $.01 per share, through May 17, 2003.


NOTE 11 COMMITMENTS AND CONTINGENCIES

        The Company leases its office and warehouse facilities through March 2000. Additionally, the Company leases two showrooms under non-cancelable leases through October 2000. Rent expense for the years ended September 30, 1999 and 1998 approximates $154,000 and $154,000, respectively. The Company abandoned its offices and showrooms during October 1999. No additional rent or consideration was paid by the company to its landlords. The Company has potential outstanding liabilities under these leases of approximately $172,000.

        The Company is involved in a legal dispute with a potential total liability to the Company of approximately $440,000. Outside counsel for the Company has advised that at this stage in the proceedings, an opinion as to the probable outcome cannot be made.

        On September 30, 1999, the Company signed an agreement with Capital Factors, Inc. Allowing representatives of Capital Factors, Inc. to take possession of the majority of its operating assets. As of the date, the Company was in breach and default of its obligations under the Factoring Agreement dated September 7, 1997 and was not able to cure its default. Under the Factoring Agreement the Company gave Capital Factors a first lien on accounts receivable, cash and various other assets. The Company received written notice of the Default from Capital Factors, Inc. pursuant to Section 9504(3) of the California Uniform Code. Under the Code, Capital Factors had the right to liquidate the pledged Company assets in order to cure the default.

        On September 30, 1999, The Company entered into an agreement with Robert
        P. Mulder dab Evans Unlimited, Inc. to sell all of the Company's remaining assets, which included all trademarks and tradenames and the associated good will, orders inventory, piece goods and equipment. The agreement called for Mr. Mulder to pay Capital Factors, Inc. $110,000 which was the balance of the secured debt owed by the Company. In addition Mr. Mulder agreed to pay an additional $40,000 which was deposited in the trust account of the Ezra & Brutzkus and Gubner, who the Company had retained to handle distribution of remaining capital to the Company's unsecured creditors. In addition, Mr. Mulder deposited an additional $10,000 with the law firm of Ezra Brutzkus and Gubner to defer legal fees in the distribution of Company assets. Subsequent to the balance sheet date, total claims identified from unsecured creditors were approximately $774,000 and only approximately $573,000 in claims have been settled leaving an open balance of approximately $201,000 due to unsecured creditors who have not accepted settlement. The largest unsettled creditor has filed a levy upon the property of the Company in an attempt to collect its claim.


NOTE 11 -GOING CONCERN

        The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. However, the Company sustained a loss of approximately $756,000 for the year ended September 30, 1999 and as of September 30, 1999, the Company's accumulated deficit is approximately $6,835,000 and the stockholders' deficiency is approximately $901,000.

        As of the balance sheet date, the effects of the above noted conditions have Included an operations shutdown, default of the factor agreement and substantial Decrease in the fair market value of the Company's stock.

        In order to generate profitable operations, the Company needs to create a revenue source. In addition, to continue as a going concern, the Company will need an infusion capital or financing. The Company is in the process of seeking a merger candidate, but no commitment currently exists.




ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

                (a)     Exhibits


        3.1 Registrant hereby incorporate by reference the Capital Factors, Inc., Factor Agreement dated September 8, 1997

        3.2     Letter terminating Fineman West, LLP as the Company's auditor

        3.3     Asset sale agreement to Robert P. Mulder, Inc.

        3.4 Letter to Capital Factors, Inc. authorizing the sale of collateral to satisfy obligations

        3.5     Letter of Engagement with Ezra, Brutzkus and Gubner

        3.6     Letter of Engagement with Smith Mandel & Associates, LLP.

       27.1     Financial Data Schedule

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:   June 14, 2000                       PACIFIC COAST APPAREL COMPANY, INC.





                                            By: s/ TERRENCE L. McGOVERN
                                               ---------------------------------
                                               Terrence L. McGovern
                                               Chief Executive Officer


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        SIGNATURE                           TITLE                       DATE
        ---------                           -----                       ----
/s/ TERRENCE L. McGOVERN         CHAIRMAN OF THE BOARD, CHIEF        JUNE 21, 2000
---------------------------      EXECUTIVE OFFICER, CHIEF
TERRENCE L. MCGOVERN             FINANCIAL OFFICER(PRINCIPAL
                                 EXECUTIVE OFFICER AND
                                 PRINCIPAL FINANCIAL OFFICER)



/s/ JAMES A. McDERMOTT           DIRECTOR                            JUNE 21, 2000
---------------------------
JAMES A. MCDERMOTT

EXHIBIT INDEX


EXHIBIT NUMBER         DESCRIPTION OF EXHIBIT
--------------         -----------------------
        3.1     Registrant hereby incorporate by reference the Capital Factors,
                Inc., Factor Agreement dated September 8, 1997

        3.2     Letter terminating Fineman West, LLP as the Company's auditor

        3.3     Asset sale agreement to Robert P. Mulder, Inc.

        3.4 Letter to Capital Factors, Inc. authorizing the sale of collateral to satisfy obligations

        3.5     Letter of Engagement with Ezra, Brutzkus and Gubner

        3.6     Letter of Engagement with Smith Mandel & Associates, LLP.

       27.1     Financial Data Schedule