Form 10QSB
period 1999-12-31
PACIFIC COAST APPAREL CO INC
filed 2000-06-23
CIK 1005185

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 0-28760

                      Pacific Coast Apparel Company, Inc.
                      -----------------------------------
              (Exact name of registrant as specified in its charter)

        California                                    95-4536683
        ----------                                    ----------
(State or other Jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

50 Ridgecrest Road
    Kentfield, CA                                       94904
    ---------------                                     -----
(Address of principal office)                         (Zip Code)

Registrant's telephone number,
including area code                                (415) 925-0386
                                                   --------------

                                  Inapplicable
                                  ------------

(Former name, former address and former fiscal year, if changed since last report)

1620 South Los Angeles Street, Los Angeles, CA 90015


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes /X/                               No / /

     Number of shares of common stock
     outstanding as of DECEMBER 31, 1999                     3,302,000

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

        On September 30, 1999, the Company signed an agreement with Capital Factors, Inc., allowing representatives of Capital Factors, Inc. to take possession of the majority of its operating assets specifically those which Capital Factors had taken as collateral for loans and advances to the Company under a Factoring Agreement dated September 8, 1997. Under the Factoring Agreement, the Company gave Capital Factors, Inc. a first lien on accounts receivable, cash and various other assets. The Company received notice of default from Capital Factors, Inc. pursuant to Section 9504 (3) of the California Uniform Commercial Code.

        On September 30, 1999, the Company entered into an agreement with Robert Mulder Inc. d/b/a/ Evans Unlimited to purchase the balance of the Company's assets which included piece goods, certain inventory, all trademarks and trade names, associated goodwill, orders and equipment. The agreement called for Robert P. Mulder Inc. to pay Capital Factors $110,000 representing the balance of the secured debt owed to Capital Factors by the Company. In addition, Robert
P. Mulder, Inc. agreed to pay an additional $40,000 which was deposited in the trust account of the law firm of Ezra, Brutzkus and Gubner, the Company's counsel. These funds were used to pay unsecured creditors claims. In addition Robert P. Mulder, Inc. deposited an additional $10,000 in the trust account of the Company's counsel which was to defer legal fees associated with the distribution of the assets to the Company's unsecured creditors.

THREE MONTHS ENDED DECEMBER 31, 1999

        The Company had no revenues during the period ended December 31, 1999.


LIQUIDITY AND CAPITAL RESOURCES

        The capital resources of the Company consist of $40,000 which was deposited into the trust account of the Company's counsel. These monies are to be used to pay unsecured creditors claims.
        The Company has no other resources. The Company may seek to fund future operations through private offerings of securities, with collaborative or other arrangements with private corporate partners or from other sources. Additional financing may not be available when needed or on terms acceptable to the Company.

FEDERAL TAXES

         Since its inception, the Company has been taxed as a "C" corporation. Accordingly the Company has available as of December 31, 1999 approximately $6,000,000 in net operating loss carryforwards to offset future federal taxable income expiring through the year ending September 30, 2004.

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

        In March 2000. The Company's counsel was served with a levy from the Los Angeles Sheriff's department and the Company's trust account was attached. The Plaintiff was IRA Capital Corporation which received a judgement against the Company in the amount of $105,057.43 for the nonpayment of a promissory note. The total due the judgement creditors including fees is said to be approximately $108,716.33. The Company attempted to settle this obligation but was unsuccessful.

                         PACIFIC COAST APPAREL CO., INC.
                                  BALANCE SHEET







                                          December 31, 1999   September 30, 1999
          ASSETS

CURRENT ASSETS
   Cash and cash equivalents                   $    40,284          $    44,128
     Accounts receivable                       $         0          $     4,982
     Loan receivable, stockholder              $    15,449          $    14,384

        Total current assets                   $    55,733          $    63,494

       Total Assets                            $    55,733          $    63,494


     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
     Due from factors                          $   185,128          $   178,200
     Accounts payable                          $   284,710          $   285,701
     Accrued expenses                          $   503,039          $   503,039
     Income taxes payable                      $     2,105          $     1,305

        Total current liabilities              $   974,982          $   968,245

STOCKHOLDERS' EQUITY
     Preferred stock
        Authorized, 600,000 shares
        No shares outstanding
     Common stock - no par value               $ 5,453,798         $ 5,453,798
        Authorized, 1,000,000 shares
        Issued and outstanding  3,302,000
         shares
     Additional paid-in capital                $   480,460         $   480,460
     Deficit                                   $(6,853,507)        $(6,839,009)

        Total stockholders' equity             $  (919,249)        $  (904,751)

                                               $    55,733         $    63,494

See notes to condensed financial statements

                         PACIFIC COAST APPAREL CO., INC.
                             STATEMENT OF OPERATIONS

                                               Three Months Ended December 31
                                            ------------------------------------
                                                  1999                    1998
                                                  ----                    ----
NET SALES                                              0             $ 1,229,287

COST OF GOOD SOLD                                      0                 673,602

GROSS (LOSS) PROFIT                                    0                 555,685

OPERATING EXPENSES
   Design and production                         118,638
   Selling                                       125,798
   Shipping                                       70,445
   General and administrative                      8,068                 242,301

     Total Operating Expenses                      8,068                 557,182

LOSS FROM OPERATIONS                              (8,068)                557,182

OTHER INCOME (EXPENSE)
   Gain on liquidation
   Interest expense                               (5,630)                (20,193)

     Total Other Income (Expense)                 (5,630)                (20,193)

LOSS BEFORE INCOME TAXES                     $   (13,698)            $   (21,690)

PROVISION FOR INCOME TAXES                          (800)                   (800)

NET LOSS                                         (14,498)            $   (22,490)

NET LOSS PER SHARE                                    (0)                  (0.01)

WEIGHTED AVERAGE NUMBER OF                     3,302,000               3,064,000
   COMMON SHARES OUTSTANDING

See notes to condensed financial statements

                         PACIFIC COAST APPAREL CO., INC.
                        CONDENSED STATEMENT OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH

                                                                Three Months Ended December 31
                                                               --------------------------------
                                                                   1999               1998
                                                                   ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                  $(14,498)            $(22,490)
     Adjustments to reconcile net loss to
        cash used by operating activities:
        Depreciation                                           $      0             $  9,000
        Amortization of negative goodwill                      $      0             $ (2,884)

        Changes in assets and liabilities, net
          of effect of assets and liabilities
          acquired:
            Increase in due from factors                       $  6,928             $(23,619)
            Decrease in accounts receivable                    $  4,982             $(55,222)
            Increase in inventories                            $      0             $ 76,992
            Increase in prepaid expenses and                   $ (1,065)            $ 47,921
               other current assets
            Increase in other assets                           $      0             $  1,064

            Increase in accounts payable                       $   (991)            $ 37,245
            Increase (decrease) in accrued expenses            $    800             $(13,364)

            Total Adjustments                                  $ 10,654             $ 77,133

            Net Cash Used By Operating Activities              $ (3,844)            $ 54,643

                         PACIFIC COAST APPAREL CO., INC.
                        CONDENSED STATEMENT OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH

                                                     Three Months Ended December 31
                                                     ------------------------------
                                                        1999                1998
                                                        ----                ----
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment              $      0             $ (5,871)

          Net Cash (used) Provided by                $      0             $ (5,871)
            Investing Activities

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on long term debt            $      0             $(27,463)

          Net Cash Used by
            Financing Activities                     $      0             $(27,463)

NET DECREASE IN CASH AND
     CASH EQUIVALENTS                                $ (3,844)            $ 21,309

CASH AND CASH EQUIVALENTS, beginning
     as previously stated                            $ 44,128             $(17,324)

CASH AND CASH EQUIVALENTS, ending                    $ 40,284             $  3,985

See notes to condensed financial statements

                         PACIFIC COAST APPAREL CO., INC.
          CONDENSED STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

                                             Three Months Ended December 31
                                             ------------------------------
                                               1999                1998
                                               ----                ----
SUPPLEMENTAL DISCLOSURE OF
     CASH FLOW INFORMATION
     Cash paid during period for:
          Interest                           $5,630             $19,234
          Income Taxes

See notes to condensed financial statements

                         PACIFIC COAST APPAREL CO., INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                December 31, 1999

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

       These statements should be read in conjunction with the financial statements and reflected notes which are incorporated by reference in the Company's Annual Report on Form 10 -KSB for the year ended September 30, 1999

                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

                          YEAR ENDED SEPTEMBER 30, 1999

                  AND THE THREE MONTHS ENDED DECEMBER 31, 1999


                                                   Common stock            Additional
                                             -------------------------      Paid-in
                                              Shares         Amount         Capital         Deficit
Balance, October 1, 1996                     3,070,000     $5,920,118     $162,500        $(2,136,808)

Issuance of stock for services                   9,000         $4,500

Reacquistion of stock during the
   year ended September 30, 1997              (116,000)     $(452,400)    $306,610

Other                                           (5,000)      $(19,500)     $10,750

Net loss for the year ended
   September 30, 1997                                                                     $(2,954,339)

                                             ---------      ---------     ---------
Balance, September 30, 1997,
   as previously reported                    2,958,000     $5,452,718     $479,860        $(5,091,147)

Issuance of stock                              108,000          1,080

Cancellation of stock                           (2,000)

Net loss for the year ended
   September 30, 1998                                                                       $(988,323)

                                             ---------      ---------     ---------        -----------
Balance, September 30, 1998,                 3,064,000     $5,453,798     $479,860        $(6,079,470)

Contributions                                                                 $600

Net loss for the year ended
   September 30, 1999                                                                       $(759,539)

                                             ---------      ---------     ---------        -----------
Balance, September 30, 1999                  3,064,000     $5,453,798     $480,460        $(6,839,009)

Issuance of stock                              238,000

Net loss for the three months ended
   December 31, 1999                                                                         $(14,498)
                                             ---------      ---------     ---------        -----------

Balance, December 31, 1999                   3,302,000      5,453,798      480,460         (6,853,507)

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


                                            Pacific Coast Apparel Company, Inc.

                                            By     /s/ Terrence L. McGovern
                                               ---------------------------------
                                                       Terrence L. McGovern
                                                   Chief Executive Officer and
                                                     Chief Financial Officer

August 16, 1999

EXHIBIT INDEX


EXHIBIT NUMBER         DESCRIPTION OF EXHIBIT
--------------         -----------------------
     27.1              Financial Data Schedule
