Form 10QSB
period 2000-03-31
PACIFIC COAST APPAREL CO INC
filed 2000-06-23
CIK 1005185

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 0-28760

                       Pacific Coast Apparel Company, Inc.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

        California                                    95-4536683
        ----------                                    ----------
(State or other Jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

50 Ridgecrest Road
    Kentfield, CA                                       94904
    -------------                                       -----
(Address of principal office)                         (Zip Code)

Registrant's telephone number,
including area code                                (415) 925-0386
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

                Yes [X]                               No [ ]

     Number of shares of common stock
     outstanding as of MARCH 31, 2000                               3,302,000

Transactional Small Business Disclosure Format     Yes [ ]    No [X]

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

        On September 30, 1999, the Company signed an agreement with Capital Factors, Inc. allowing representatives of Capital Factors to take possession of the majority of its operating assets, specifically those which Capital Factors had taken as collateral for loans and advances to the Company under a Factoring Agreement dated September 8, 1997. Under the agreement, the Company gave Capital Factors a first lien on accounts receivable, cash and various other assets. The Company received notice of default from Capital Factor pursuant to Section 9504
(3) of the California Uniform Commercial Code

        On September 30, 1999 the Company entered into an agreement with Robert
P. Mulder, Inc., d/b/a/ Evans Unlimited to purchase the balance of the Company's assets which included piece goods, certain inventory, all trademarks and trade names and the associated goodwill, orders and equipment. The agreement called for Robert P. Mulder, Inc., to pay Capital Factors Inc. $110,000 representing the balance of the Company's secured obligations. In addition, Robert P. Mulder, Inc. agreed to pay an additional $40,000 which was deposited in the trust account of the law firm of Ezra, Brutzkus and Gubner, the Company's counsel. These funds were to be used to settle outstanding creditors claims. In addition, Robert P. Mulder, Inc. was to deposit an additional $10,000 in the trust account of the Company's counsel to defer legal fees associated with the distribution and settlement of creditors claims.

SIX MONTH ENDED MARCH 31, 2000

        The Company had no revenues during the period ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

        The capital resources of the Company consist of approximately $22,000.38 which remain in the trust account of the Company's counsel and have been set aside to settle creditors claims. The Company has no additional resources. The Company may seek to fund future operations through private offerings of securities with collaborative or other arrangements with corporate partners of from other sources. Additional financing may not be available when needed or on terms acceptable to the Company.

FEDERAL TAXES

        Since its inception, the Company has been taxed as a "C" corporation. Accordingly the Company has available as of March 31, 2000 approximately $6,000,000 in net operating loss carryforwards to offset future federal taxable income expiring through the year ending September 30, 2004.

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

                         PACIFIC COAST APPAREL CO., INC.
                                  BALANCE SHEET

                                           March 31, 2000     September 30, 1999
                                           --------------     ------------------
             ASSETS

CURRENT ASSETS
   Cash and cash equivalents                $   16,488          $   44,128
     Accounts receivable                    $        0          $    4,982
     Loan receivable, stockholder           $   15,449          $   14,384

        Total current assets                $   31,937          $   63,494

       Total Assets                         $   31,937          $   63,494


     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
     Due from factors                       $        0          $  178,200
     Accounts payable                       $   66,939          $  285,701
     Accrued expenses                       $  223,350          $  503,039
     Income taxes payable                   $    2,105          $    1,305
     Loan from stockholders                 $  194,601

        Total current liabilities           $  486,995          $  968,245

STOCKHOLDERS' EQUITY
     Preferred stock
        Authorized, 600,000 shares
        No shares outstanding
     Common stock - no par value             $5,453,798          $5,453,798
        Authorized, 1,000,000 shares
        Issued and outstanding  3,302,000
         shares
     Additional paid-in capital              $  480,460          $  480,460
     Deficit                                ($6,389,316)        ($6,839,009)

        Total stockholders' equity          ($  455,058)        ($  904,751)

                                             $   31,937          $   63,494

See notes to condensed financial statements

                         PACIFIC COAST APPAREL CO., INC.
                             STATEMENT OF OPERATIONS

                                                  Six Months Ended March 31
                                                -----------------------------
                                                   2000                1999
                                                ---------         -----------
NET SALES                                       ($  5,090)         $2,360,882

COST OF GOOD SOLD                                       0           1,334,743

GROSS (LOSS) PROFIT                                (5,090)          1,026,139

OPERATING EXPENSES
   Design and production                                              231,120
   Selling                                                            275,569
   Shipping                                                           132,979
   General and administrative                        8158             436,989

     Total Operating Expenses                       8,158           1,076,657

LOSS FROM OPERATIONS                              (13,248)            (50,518)

OTHER INCOME(EXPENSE)
   Royalty Income                                                       2,863
   Gain on liquidation                            473,755
   Interest (income) expense                      (10,014)            (43,444)

     Total Other Income (Expense)                 463,741             (40,581)

LOSS BEFORE INCOME TAXES                        $ 450,493         ($   91,099)

PROVISION FOR INCOME TAXES                     ($     800)               (800)

NET INCOME (LOSS)                               $ 449,693         ($   91,899)

NET LOSS PER SHARE                                   0.14               (0.03)

WEIGHTED AVERAGE NUMBER OF                      3,302,000           3,064,000
   COMMON SHARES OUTSTANDING

See notes to condensed financial statements

                         PACIFIC COAST APPAREL CO., INC.
                             STATEMENT OF OPERATIONS

                                               Three Months Ended March 31
                                             ------------------------------
                                                 2000                1999
                                             ----------         -----------
NET SALES                                   ($    5,090)         $1,131,595

COST OF GOOD SOLD                                     0             661,141

GROSS (LOSS) PROFIT                              (5,090)            470,454

OPERATING EXPENSES
   Design and production                                            112,482
   Selling                                                          149,771
   Shipping                                                          62,534
   General and administrative                        90             194,688

     Total Operating Expenses                        91             519,475

LOSS FROM OPERATIONS                             (5,181)            (49,021)

OTHER INCOME
   Royalty Income                                                $    2,863
   Interest (income) expense                     (4,383)             23,251
   Gain on liquidation                          473,755

        Total Other Income (Expense)            469,372

LOSS BEFORE INCOME TAXES                     $  464,191         ($   22,907)

PROVISION FOR INCOME TAXES                            0                   0

NET LOSS                                     $  464,191         ($   22,907)

NET LOSS PER SHARE                                 0.14               (0.01)

WEIGHTED AVERAGE NUMBER OF                    3,302,000           3,064,000
   COMMON SHARES OUTSTANDING

See notes to condensed financial statements

                                                                     Page 1 0f 2
                         PACIFIC COAST APPAREL CO., INC.
                        CONDENSED STATEMENT OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH

                                                            Six Months Ended March 31
                                                           ---------------------------
                                                              2000              1999
                                                           ---------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net gain (loss)                                       $ 449,693         $ (91,899)
     Adjustments to reconcile net loss to
        cash used by operating activities:
        Depreciation                                       $       0         $  18,000
        Amortization of negative goodwill                  $       0         $  (5,768)

        Changes in assets and liabilities, net
          of effect of assets and liabilities
          acquired:
            Increase in due from factors                   $(178,200)        $ (66,778)
            Decrease in accounts receivable                $   4,982         $ (23,218)
            Increase in inventories                        $       0         $ 149,772
            Increase in prepaid expenses and               $  (1,065)        $  42,031
               other current assets
            Increase in other assets                       $       0         $   1,064

            Increase in accounts payable                   $(218,762)        $  35,974
            Increase (decrease) in accrued expenses        $(278,889)        $  11,127
            Increase in other current liabilities          $ 194,601

            Total Adjustments                              $(477,333)        $ 162,204

            Net Cash Used By Operating Activities          $( 27,640)        $  70,305

See notes to condensed financial statements

                                                                     Page 2 0f 2
                         PACIFIC COAST APPAREL CO., INC.
                        CONDENSED STATEMENT OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH

                                                 Six Months Ended March 31
                                                 -------------------------
                                                    2000             1999
                                                 --------          -------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment          $      0         $ (8,940)
     Decrease in short term investments          $      0

          Net Cash (used) Provided by            $      0         $ (8,940)
            Investing Activities

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on long term debt        $      0         $(53,212)
     Reacquisition of common stock

          Net Cash Used by
            Financing Activities                 $      0         $(53,212)

NET DECREASE IN CASH AND
     CASH EQUIVALENTS                            $(27,640)        $  8,153

CASH AND CASH EQUIVALENTS, beginning
     as previously stated                        $ 44,128         $(17,324)

CASH AND CASH EQUIVALENTS, ending                $ 16,488         $ (9,171)

See notes to condensed financial statements

                         PACIFIC COAST APPAREL CO., INC.
          CONDENSED STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

                                         Three Months Ended March 31
                                         ---------------------------
                                           2000           1999
                                         -------        -------
SUPPLEMENTAL DISCLOSURE OF
      CASH FLOW INFORMATION
      Cash paid during period for:
          Interest                        $4,383        $23,251
          Income Taxes

See notes to condensed financial statements

                         PACIFIC COAST APPAREL CO., INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

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

             These statements should be read in conjunction with the financial statements and reflected notes which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1999

                         PACIFIC COAST APPAREL CO., INC.

                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

                          YEAR ENDED SEPTEMBER 30, 1999

                     AND THE SIX MONTHS ENDED MARCH 31, 2000

                                                                                     Additional                          Total
                                                        Common stock                  Paid-in                         Stockholders'
                                                   Shares           Amount            Capital          Deficit           Equity
                                                  ---------       -----------       -----------       ----------      -------------
Balance, October 1, 1996                          3,070,000       $ 5,920,118       $   162,500      ($2,136,808)      $ 3,945,810

Issuance of stock for services                        9,000       $     4,500                                          $     4,500

Reacquisition of stock during the

    year ended September 30, 1997                  (116,000)     ($   452,400)      $   306,610                       ($   145,790)

Other                                                (5,000)     ($    19,500)      $    10,750                       ($     8,750)

Net loss for the year ended

  September 30, 1997                                                                                 ($2,954,339)     ($ 2,954,339)
                                                  =========       ===========       ===========      ============      ============
Balance, September 30, 1997,                      2,958,000       $ 5,452,718       $   479,860      ($5,091,147)      $   841,431

   as previously reported

Issuance of stock                                   108,000             1,080                                          $     1,080

Cancellation of stock                                (2,000)

Net loss for the year ended

     September 30, 1998                                                                              ($  988,323)     ($   988,323)
                                                  =========       ===========       ===========      ============      ============
Balance, September 30, 1998,                      3,064,000       $ 5,453,798       $   479,860      ($6,079,470)     ($   145,812)

Contributions                                                                       $       600                        $       600

Net loss for the year ended

  September 30, 1999                                                                                 ($  759,539)     ($   759,539)
                                                  =========       ===========       ===========      ============      ============
Balance, September 30, 1999                       3,064,000       $ 5,453,798       $   480,460      ($6,839,009)     ($   904,751)

Issuance of stock                                   238,000

Net income (loss) for the six months ended                                                            $  449,693       $   449,693
   March 31, 2000                                 =========       ===========       ===========      ============      ============

Balance, March 31, 2000                           3,302,000         5,453,798           480,460       (6,389,316)         (455,058)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Pacific Coast Apparel Company, Inc.

                                      By      /s/ Terrence L. McGovern
                                        ----------------------------------------
                                                Terrence L. McGovern
                                            Chief Executive Officer and
                                              Chief Financial Officer

EXHIBIT INDEX


EXHIBIT NUMBER         DESCRIPTION OF EXHIBIT
--------------         -----------------------
     27.1              Financial Data Schedule
