Form 10QSB
period 2000-06-30
PACIFIC COAST APPAREL CO INC
filed 2000-07-07
CIK 1005185

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended JUNE 30, 2000

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

                Yes [X]                               No [ ]

     Number of shares of common stock
     outstanding as of JUNE 30, 2000                               4,382,000

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

NINE MONTHS ENDED JUNE 30, 2000

        The Company had no revenues during the nine month period ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

        The capital resources of the Company consist of approximately $16,294 which remain in the trust account of the Company's counsel and have been set aside to settle creditors claims. The Company has no additional resources. The Company may seek to fund future operations through private offerings of securities with collaborative or other arrangements with corporate partners of from other sources. Additional financing may not be available when needed or on terms acceptable to the Company.

        In June 2000 the Company issued 1,080,000 shares of the Company's common stock to an officer and an affiliate of the Company as settlement for $216,000 of indebtedness owed to these individuals stemming from borrowings personally guaranteed on the Company's behalf. The debt was incurred when the Company defaulted on a loan from Capital Factors, Inc. the Company's factor and primary lender. The officer and affiliate had placed on deposit with Capital Factors, Inc. the amount necessary to satisfy these liabilities. Capital Factors, Inc. foreclosed on this collateral when the company defaulted and failed to cure its default under the terms and conditions of the Factoring Agreement, dated September 8, 1997 ("the Factoring Agreement").

FEDERAL TAXES

       Since its inception, the Company has been taxed as a "C" corporation. Accordingly the Company has available as of March 31, 1999 approximately $6,000,000 in net operating loss carryforwards to offset future federal taxable income expiring through the year ending September 30, 2004.

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

        In March 2000, the Company's counsel was served with a levy from the Los Angeles Sheriff's Department and the Company's trust account was attached. The Plaintiff was IRA Capital Corporation which received a judgment against the Company in the amount of $105,057.43 for the nonpayment of a promissory note. The Company attempted to settle this obligation but was unsuccessful.

                         PACIFIC COAST APPAREL CO., INC.
                                  BALANCE SHEET

                                                      June 30, 2000   September 30, 1999
                                                      -------------   ------------------
             ASSETS

CURRENT ASSETS
   Cash and cash equivalents                              $16,294           $44,128
     Accounts receivable                                       $0            $4,982
     Loan receivable, stockholder                         $15,449           $14,384

        Total current assets                              $31,743           $63,494

       Total Assets                                       $31,743           $63,494

     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
     Due from factors                                          $0          $178,200
     Accounts payable                                     $66,939          $285,701
     Accrued expenses                                    $223,350          $503,039
     Income taxes payable                                  $2,105            $1,305

        Total current liabilities                        $292,394          $968,245

STOCKHOLDERS' EQUITY
     Preferred stock
        Authorized, 600,000 shares
        No shares outstanding
     Common stock - no par value                       $5,689,798        $5,453,798
        Authorized, 1,000,000 shares
        Issued and outstanding  4,382,000 shares
     Additional paid-in capital                          $480,460          $480,460
     Deficit                                          ($6,430,909)      ($6,839,009)

        Total stockholders' equity                      ($260,651)        ($904,751)

                                                          $31,743           $63,494

See notes to condensed financial statements

                    PACIFIC COAST APPAREL CO., INC.
                        STATEMENT OF OPERATIONS

                                           Nine Months Ended June 30
                                           -------------------------
                                             2000            1999
                                             ----            ----
NET SALES                                  ($5,090)       $3,385,399

COST OF GOOD SOLD                                0         1,925,971

GROSS (LOSS) PROFIT                         (5,090)        1,459,428

OPERATING EXPENSES
   Design and production                         0           357,460
   Selling                                       0           443,166
   Shipping                                      0           197,822
   General and administrative               18,366           587,396

     Total Operating Expenses               18,366         1,585,844

LOSS FROM OPERATIONS                       (23,456)         (126,416)

OTHER INCOME (EXPENSE)
   Royalty Income                                             11,836
   Gain on liquidation                     473,755
   Interest (income) expense               (41,400)          (64,726)

     Total Other Income (Expense)          432,355           (52,890)

LOSS BEFORE INCOME TAXES                  $408,899         ($179,306)

PROVISION FOR INCOME TAXES                   ($800)             (800)

NET INCOME (LOSS)                         $408,099         ($180,106)

NET LOSS PER SHARE                            0.09             (0.06)

WEIGHTED AVERAGE NUMBER OF               4,382,000         3,064,000
   COMMON SHARES OUTSTANDING

See notes to condensed financial statements

                    PACIFIC COAST APPAREL CO., INC.
                        STATEMENT OF OPERATIONS

                                                    Three Months Ended June 30
                                                    --------------------------
                                                      2000              1999
                                                      ----              ----
NET SALES                                                 $0         $1,024,516

COST OF GOOD SOLD                                          0            596,228

GROSS (LOSS) PROFIT                                        0            428,288

OPERATING EXPENSES
   Design and production                                                127,698
   Selling                                                              166,240
   Shipping                                                              64,843
   General and administrative                            193            150,200

     Total Operating Expenses                            193            508,981

LOSS FROM OPERATIONS                                    (193)           (80,693)

OTHER INCOME
   Royalty Income                                                    $    8,766
   Interest (income) expense                         (41,400)           (21,283)
   Gain on liquidation                                     0

        Total Other Income (Expense)                 (41,400)          ($12,517)

LOSS BEFORE INCOME TAXES                            ($41,593)          ($93,210)

PROVISION FOR INCOME TAXES                                 0                  0

NET LOSS                                            ($41,593)          ($93,210)

NET LOSS PER SHARE                                     (0.01)             (0.03)

WEIGHTED AVERAGE NUMBER OF                         4,382,000          3,064,000
   COMMON SHARES OUTSTANDING

See notes to condensed financial statements

                                                                     Page 1 0f 2

                         PACIFIC COAST APPAREL CO., INC.
                        CONDENSED STATEMENT OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH

                                                          Nine Months Ended June 30
                                                          -------------------------
                                                          2000             1999
                                                          ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net gain (loss)                                      $408,100       ($180,106)
     Adjustments to reconcile net loss to
        cash used by operating activities:
        Depreciation                                            $0         $27,000
        Amortization of negative goodwill                       $0         ($8,652)

        Changes in assets and liabilities, net
          of effect of assets and liabilities
          acquired:
            Increase in due from factors                 ($178,200)       ($46,049)
            Decrease in accounts receivable                 $4,982        ($42,840)
            Increase in inventories                             $0        $213,066
            Increase in prepaid expenses and               ($1,065)        $57,317
               other current assets
            Increase in other assets                            $0             $64

            Increase in accounts payable                 ($218,762)        $49,982
            Increase (decrease) in accrued expenses      ($278,889)        $22,693
            Increase in other current liabilities               $0

            Total Adjustments                            ($671,934)       $272,581

            Net Cash Used By Operating Activities        ($263,834)        $92,475

See notes to condensed financial statements

                         PACIFIC COAST APPAREL CO., INC.
                        CONDENSED STATEMENT OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH

                                                     Nine Months Ended June 30
                                                     -------------------------
                                                        2000            1999
                                                        ----            ----
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                     $0          ($8,942)
     Decrease in short term investments                     $0
          Net Cash (used) Provided by                       $0          ($8,942)
            Investing Activities

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on long term debt                   $0         ($80,322)
     Sale/issuance of common stock                    $236,000

          Net Cash Used by
            Financing Activities                      $236,000         ($80,322)

NET DECREASE IN CASH AND
     CASH EQUIVALENTS                                 ($27,834)          $3,211

CASH AND CASH EQUIVALENTS, beginning
     as previously stated                              $44,128         ($17,324)

CASH AND CASH EQUIVALENTS, ending                      $16,294         ($14,113)

  See notes to condensed financial statements

                         PACIFIC COAST APPAREL CO., INC.
          CONDENSED STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

                                                       Nine Months Ended June 30
                                                       -------------------------
                                                         2000              1999
                                                         ----              ----
SUPPLEMENTAL DISCLOSURE OF
     CASH FLOW INFORMATION
     Cash paid during period for:
          Interest                                      $51,414          $21,283
          Income Taxes

See notes to condensed financial statements

                         PACIFIC COAST APPAREL CO., INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


                                  June 30, 2000

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


                          YEAR ENDED SEPTEMBER 30, 1999

                     AND THE NINE MONTHS ENDED JUNE 30, 2000

                                                     Common stock             Additional                    Total
                                                 ---------------------         Paid-in                   Stockholders'
                                                 Shares         Amount         Capital      Deficit         Equity

Balance, October 1, 1996                        3,070,000     $5,920,118       $162,500   ($2,136,808)    $3,945,810

Issuance of stock for services                      9,000         $4,500                                      $4,500

Reacquisition of stock during the
    year ended September 30, 1997                (116,000)     ($452,400)      $306,610                    ($145,790)

Other                                              (5,000)      ($19,500)       $10,750                      ($8,750)

Net loss for the year ended
  September 30, 1997                                                                      ($2,954,339)   ($2,954,339)


                                                --------------------------------------------------------------------
Balance, September 30, 1997,
   as previously reported                       2,958,000     $5,452,718       $479,860   ($5,091,147)      $841,431

Issuance of stock                                 108,000          1,080                                      $1,080

Cancellation of stock                              (2,000)

Net loss for the year ended
  September 30, 1998                                                                        ($988,323)     ($988,323)


                                                --------------------------------------------------------------------
Balance, September 30, 1998,                    3,064,000     $5,453,798       $479,860   ($6,079,470)     ($145,812)

Contributions                                                                      $600                         $600

Net loss for the year ended
  September 30, 1999                                                                        ($759,539)     ($759,539)


                                                --------------------------------------------------------------------
Balance, September 30, 1999                     3,064,000     $5,453,798       $480,460   ($6,839,009)     ($904,751)

Issuance of stock                               1,318,000       $236,000                                    $236,000

Net income (loss) for the nine months ended
  June 30, 2000                                                                              $408,100       $408,100
                                                --------------------------------------------------------------------
Balance, June 30, 2000                          4,382,000      5,689,798        480,460    (6,430,909)      (260,651)

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

July 7, 2000